Form 10-Q
period 1996-06-30
SOUTHWEST BANCSHARES INC /NEW/
filed 1996-08-12
CIK 885942

                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549


                                      FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the Quarterly Period Ended June 30, 1996.

                              Comission File No. 0-19968
                                                 -------

                             SOUTHWEST BANCSHARES, INC.
                (Exact name of registrant as specified in its charter)


            Delaware                                       36-3811042
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


    4062 Southwest Highway
        Hometown, Illinois                                   60456
(Address of principal executive offices)                   (Zip Code)


                                 (708) 636-2700
               (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


(1)  Yes     X       No
         -----------    ------------

(2)  Yes     X       No
         -----------    ------------


     As of August 1, 1996, the Registrant had 1,791,514 shares of Common Stock outstanding.

                            SOUTHWEST BANCSHARES, INC.


                                    Form 10-Q
                                      Index

                                                                         Page
                                                                         ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Balance Sheet as of
               June 30, 1996 and December 31, 1995                          3

               Consolidated Income Statement
               for the three and six months ended
               June 30, 1996 and June 30, 1995                              4

               Consolidated Statement of Cash
               Flows for the six months ended
               June 30, 1996 and June 30, 1995                              5

               Notes to Consolidated Financial
               Statements                                                 6-7


Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                             8-16


PART II.       OTHER INFORMATION                                        17-18

               Signatures                                                  19


                                          SOUTHWEST BANCSHARES, INC.
                                          CONSOLIDATED BALANCE SHEET
                                               (In Thousands)


                                                                               June 30,           December 31,
                                                                                 1996                 1995
                                                                            --------------       ---------------
                                                                              (UNAUDITED)            (AUDITED)

ASSETS:
     Cash and amounts due from depository institutions .............       $        6,201                8,294
     Interest-bearing deposits .....................................                1,500                7,574
     U.S. Government and agency obligations, available for sale ....               38,168               41,983
     Mortgage-backed securities, available for sale ................               29,011               31,268
     Loans receivable, net .........................................              251,757              242,859
     Foreclosed real estate ........................................                   47                   47
     Stock in Federal Home Loan Bank of Chicago ....................                3,108                3,319
     Other investments, available for sale .........................                8,140                8,003
     Investment in joint ventures ..................................                6,713                5,694
     Accrued interest receivable ...................................                2,304                2,165
     Office property and equipment, net ............................                3,195                2,822
     Prepaid expenses and other assets .............................                6,548                5,455
                                                                            --------------       --------------
          Total assets .............................................              356,692              359,483
                                                                            ==============       ==============
LIABILITIES:
     Deposits ......................................................              250,166              255,308
     Federal Home Loan Bank advances ...............................               59,158               52,658
     Advance payments by borrowers for taxes and insurance .........                2,412                2,090
     Other liabilities .............................................                4,946                3,607
                                                                            --------------       --------------
          Total liabilities ........................................              316,682              313,663
                                                                            --------------       --------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       1,000,000 shares; none outstanding ..........................                    0                    0
     Common stock, $.01 par value; authorized
       5,000,000 shares; issued 2,949,935 shares
       and outstanding 1,794,474 shares at June 30, 1996
       and 1,995,374 shares at December 31, 1995 ...................                   29                   29
     Additional paid-in capital ....................................               29,046               28,197
     Retained earnings, substantially restricted ...................               40,367               39,518
     Unrealized loss on available for sale securities ..............               (1,417)                (425)
     Treasury stock, at cost (1,155,461 shares at June 30, 1996
       and 902,761 shares at December 31, 1995) ....................              (26,970)             (20,172)
     Common stock acquired by Employee Stock
       Ownership Plan ..............................................                 (800)                (960)
     Common stock awarded by Management Recognition
       Plan ........................................................                 (245)                (367)
                                                                            --------------       ---------------
          Total stockholders' equity................................               40,010               45,820
                                                                            --------------       ---------------

          Total liabilities and stockholders' equity ...............       $      356,692              359,483
                                                                            ==============       ===============

     See notes to consolidated financial statements.




                                                                 SOUTHWEST BANCSHARES, INC.
                                                              CONSOLIDATED INCOME STATEMENT
                                                                         (In Thousands)
                                                                        (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                  -----------------------------     ------------------------------
                                                                     1996              1995            1996              1995
                                                                  ------------     ------------     ------------     ------------

Interest Income:
     Interest on loans ........................................   $    5,357            5,257           10,655           10,392
     Interest on mortgage-backed securities ...................          506              570            1,020            1,143
     Interest on investment securities ........................          664              801            1,330            1,598
     Interest on other financial assets .......................           55               38              184               85
     Dividends on FHLB stock ..................................           47               53               99              103
                                                                  ------------     ------------     ------------     ------------
          Total interest income ...............................        6,629            6,719           13,288           13,321
                                                                  ------------     ------------     ------------     ------------
Interest Expense:
     Interest on deposits .....................................        2,768            2,935            5,582            5,389
     Interest on borrowings ...................................          827              656            1,653            1,475
                                                                  ------------     ------------     ------------     ------------

          Total interest expense ..............................        3,595            3,591            7,235            6,864
                                                                  ------------     ------------     ------------     ------------

Net interest income before provision for loan losses...........        3,034            3,128            6,053            6,457
Provision for loan losses .....................................            6                4               12                4
                                                                  ------------     ------------     ------------     ------------

Net interest income after provision for loan losses............        3,028            3,124            6,041            6,453
                                                                  ------------     ------------     ------------     ------------
Non-interest Income:
     Fees and service charges .................................           36               51               53              101
     Insurance commissions ....................................           38               33               74               58
     Income from joint ventures ...............................          203              113              316              130
     Gain on sale of securities available for sale ............            0                0                0               80
     Gain on sale of loans ....................................            0                4                0                6
     Gain (loss) on sale of real estate owned (net) ...........            6               (9)               6               (9)
     Miscellaneous income .....................................          115               82              217              152
                                                                  ------------     ------------     ------------     ------------

         Total non-interest income ............................          398              274              666              518
                                                                  ------------     ------------     ------------     ------------
Non-interest Expense:
     Compensation, employee benefits and related expenses .....        1,099              991            2,183            1,967
     Advertising and promotion ................................           47               13               78               44
     Occupancy and equipment expense ..........................          299              267              611              524
     Data processing ..........................................           48               43              119              107
     Insurance premiums .......................................          213              197              437              415
     Legal, audit and examination services ....................           49               44               97               90
     Other operating expenses .................................          181              171              373              360
                                                                  ------------    -------------      -----------     ------------
         Total non-interest expense ..........................         1,936            1,726            3,898            3,507
                                                                  ------------    -------------      -----------     ------------

Income before income taxes ....................................        1,490            1,672            2,809            3,464
Provision for federal and state income taxes ..................          503              550              947            1,191
                                                                  ------------    -------------      -----------     ------------

Net income ....................................................  $       987            1,122            1,862            2,273
                                                                  ==========      =============      ===========     ============

Net income per share (primary) ................................  $      0.51             0.47             0.94             0.95
Net income per share (fully diluted) ..........................  $      0.51             0.47             0.94             0.95
Dividends declared per common share ...........................  $      0.27             0.25             0.54             0.50

See notes to consolidated financial statements.


                                                        SOUTHWEST BANCSHARES, INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (In Thousands)

                                                                          Six Months Ended June 30,
                                                                 ----------------------------------------
                                                                          1996                 1995
                                                                 ----------------------------------------
Cash flows from operating activities:                                (UNAUDITED)             (UNAUDITED)
     Net income ................................................ $      1,862                      2,273
     Adjustments to reconcile net income to net cash from
       operating activities:
          Depreciation .........................................          210                        158
          Amortization of cost of stock benefit plans ..........          282                        282
          Net gain on sale of investment securities, available
             for sale ..........................................            0                        (80)
          Net gain on sale of loans, available for sale ........            0                         (6)
          Net loss (gain) on sale of foreclosed real estate ....           (6)                         9
          Provision for loan losses-net ........................           12                          4
          Decrease in prepaid and deferred federal
             and state income taxes ............................          437                        141
          Increase in accrued interest receivable ..............         (139)                      (191)
          Increase (decrease) in accrued interest payable ......           34                        (19)
          Federal Home Loan Bank stock dividend ................            0                        (50)
          Increase in other assets .............................         (497)                      (297)
          Increase in other liabilities ........................        1,305                        118
                                                                 ---------------             --------------

Net cash provided by operating activities ......................        3,500                      2,342
                                                                 ---------------             --------------
Cash flows from investing activities:
      Purchase of investment securities, available for sale ....       (6,211)                       (6)
      Proceeds from maturities of mortgage-backed securities,
         available for sale ....................................        1,407                       425
      Proceeds from maturities of mortgage backed securities,
         held to maturity .......................................           0                       286
      Proceeds from sales of investment securities, available
         for sale ...............................................          45                       550
      Proceeds from maturities of investment securities,
         available for sale .....................................       9,000                         0
      Purchase of stock in Federal Home Loan Bank ...............        (476)                     (100)
      Proceeds from sale of stock in Federal Home Loan Bank .....         687                         0
      Proceeds from sale of loans available for sale ............           0                     1,345
      Participation loans purchased .............................      (1,022)                        0
      Participation loans sold ..................................       1,450                     1,526
      Proceeds from sale of foreclosed real estate ..............          74                       172
      Loan disbursements ........................................     (33,682)                  (22,652)
      Loan repayments ...........................................      24,276                    16,595
      Property and equipment expenditures .......................        (583)                     (821)
      Investments in joint ventures .............................      (1,019)                      157
                                                                 ---------------             --------------
Net cash provided for investing activities .....................       (6,054)                   (2,523)
                                                                 ---------------             --------------
Cash flows from financing activities:
      Deposit receipts ..........................................     162,886                   185,135
      Deposit withdrawals .......................................    (173,050)                 (164,661)
      Interest credited to deposit accounts .....................       5,022                     4,900
      Proceeds of borrowed money ................................      13,500                    31,900
      Repayment of borrowed funds ...............................      (7,000)                  (53,700)
      Increase in advance payments by borrowers for
        taxes and insurance .....................................         322                       236
      Proceeds from exercise of stock options ...................         518                        57
      Purchase of treasury stock ................................      (6,798)                   (1,952)
      Dividends paid on common stock ............................      (1,013)                   (1,141)
                                                                 ---------------             --------------

Net cash provided by (for) financing activities ................       (5,613)                      774
                                                                 ---------------             --------------

Increase (decrease) in Cash and cash equivalents ...............       (8,167)                      593
Cash and cash equivalents at beginning of period ...............       15,868                     6,830
                                                                 ---------------             --------------

Cash and cash equivalents at end of period .....................  $     7,701                     7,423
                                                                 ===============             ==============
Cash paid during the period for:
      Interest .................................................. $     7,201                     6,883
      Income taxes ..............................................         538                     1,050
Non-cash investing activities:
      Transfer of loans to foreclosed real estate ...............          68                        45
                                                                 ===============             ==============
See notes to consolidated financial statements.

                                                   -5-

                        SOUTHWEST BANCSHARES, INC.

Notes to Consolidated Financial Statements
- - ------------------------------------------

1.  Statement of Information Furnished
- - --------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Southwest Bancshares, Inc. and its consolidated subsidiaries Southwest Federal Savings and Loan Association of Chicago and Southwest Bancshares Development Corporation. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

2.   Earnings Per Share
- - -----------------------

     Southwest Bancshares, Inc. presents earnings per share on a primary and a fully diluted basis. Earnings per share were computed by dividing net income by the average number of common equivalent shares outstanding during the period. Common equivalent shares include shares issuable under the stock option plans.

3.   Impact of New Accounting Standards
- - ---------------------------------------

     Statement of Financial Accounting Standards No. 121 (the "SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The Company adopted SFAS No. 121 effective January 1, 1996, resulting in no material impact on the Company's consolidated financial position or results of operations.

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (the "SFAS No. 122"), "Accounting for Mortgage Servicing Rights". This statement amends Statement of Financial Accounting Standards No. 65 (the "SFAS No. 65"), "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 122 effective January 1, 1996, resulting in no material impact on the Company's consolidated financial position or results of operations.

     Accounting for Stock-Based Compensation. In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123 (the "SFAS No. 123"), "Accounting for Stock-Based Compensation". This statement establishes a fair value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

     SFAS No. 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock option plans. If the intrinsic value method is retained, SFAS No. 123 requires significantly expanded disclosure, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock-based compensation. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will continue to apply the APB Opinion #25 method in preparing its consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- - -------

Southwest Bancshares, Inc. (the "Company") is the holding company for Southwest Federal Savings and Loan Association of Chicago (the "Association") and Southwest Bancshares Development Corporation, a participant in real estate development. The Association operates a wholly-owned subsidiary, Southwest Service Corporation, which engages in real estate development activity and operates a full service insurance agency.

The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, mortgage-backed and related securities and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits. The Company's earnings also are affected by the level of its other income, including fee revenue, joint venture income and gain on sale of investments and loans, as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's primary sources of funds are the Association's deposits and proceeds from principal and interest payments on loans and mortgage-backed securities, advances from the FHLB-Chicago and proceeds from the maturity of investments. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As of June 30, 1996 the Association had outstanding loan commitments of $12.7 million, with an average interest rate of 8.23%, of which the majority were fixed-rate loans. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996 totalled $114.5 million. Based upon the Association's experience, management believes that a significant portion of such deposits will remain with the Association.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $3.5 million for the six months ended June 30, 1996 as compared to $2.3 million for the same period in 1995. Net cash provided for investing activities was $6.1 million for the six months ended June 30, 1996 as compared to $2.5 million for the comparable period in 1995. Net cash provided for financing activities was $5.6 million for the six months ended June 30, 1996 as compared to $774,000 provided by investing activities for the six month period ended June 30, 1995.

The primary investment activity of the Association is the origination of mortgage loans and the purchase of mortgage-backed and mortgage-related securities. The Association disbursed $33.7 million in mortgage loans for the six month period ended June 30, 1996 as compared to $22.7 million for the same six month period of 1995. The Company did not purchase mortgage-backed securities in either six month period ended June 30, 1996 or 1995. Other investing activities include primarily investing in U.S. Government and agency obligations and other investments which totalled $6.2 million and $6,000 for the six month periods ended June 30, 1996 and 1995, respectively.

The Association is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 13.45% at June 30, 1996.

The Association's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1996, cash and cash equivalents totalled $7.7 million.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. The core capital requirement was effectively increased to 4% since OTS regulations stipulate that an institution with less than 4% core capital will be deemed to be "undercapitalized". As of June 30, 1996, the Association's actual capital percentages for tangible capital of 7.83%, core capital of 7.83%, and current risk-based capital of 15.65% exceed the regulatory requirement for each category and is considered a well capitalized institution under the OTS prompt corrective active regulation. On August 23, 1993, the OTS issued a final rule which sets forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based regulatory capital rule. The effective date for the proposed has been delayed by the OTS. This regulation is not expected to have a material impact on the financial condition of the Association.

The Company invests in mortgage-backed and related securities as part of its asset and liability management strategy and to complement its mortgage lending and investment activities. The Company has designated its entire portfolio of mortgage-backed and related securities as "available for sale" and are accounted for at fair market value, and unrealized gains or losses are reported net of taxes as a separate component of stockholders' equity.

As of June 30, 1996, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency and are typically rated in one of the two highest rated categories by a nationally recognized rating agency.

Consistent with its asset and liability management strategy, $14.2 million or 48.86% of the Company's mortgage-backed and related securities have adjustable interest rates, thereby reducing the impact of changing interest rates on these securities. However, because these securities are subject to prepayments, the Company's yield on this portfolio could be adversely affected if significant prepayments occur.

Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") purchased by the Company are not classified as "high risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of CMO and REMIC securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and REMICs to determine whether they are high risk or non-high risk securities. All CMOs and REMICs are subjected to this stress test quarterly and at June 30, 1996, all were considered to be low risk securities.


Non-Performing Assets - The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At June 30, 1996 there were no other known problem assets except as included in the table below.



                                        NON-PERFORMING ASSETS
                                       (Dollars in Thousands)
                                            (Unaudited)


- - -----------------------------------------------------------------------------------------------------
                                  June 30,      March 31,      Dec. 31,      Sept. 30,      June 30,
                                    1996          1996           1995          1995           1995
- - -----------------------------------------------------------------------------------------------------

Non-accrual delinquent
mortgage loans...............       $430          $752           $764           $777          $871

Total real estate owned,
net of related allowance
for loan losses..............         47           115             47            111             0
                                --------------------------------------------------------------------

Total non-performing
assets.......................       $477          $867           $811           $888          $871
                                ====================================================================

Allowance for loan
losses.......................       $766          $760           $754           $748          $742



Total non-performing
assets to total assets.......       0.13%         0.25%          0.23%          0.24%         0.24%

Total non-performing
loans to gross loans.........       0.16%         0.30%          0.30%          0.30%         0.34%

Allowance for loan losses
to total non-performing
loans........................     178.14%       101.06%         98.69%         96.27%        85.19%



                              Interest Rate Sensitivity

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Association has assumed that its passbook savings, NOW and money market accounts, which totalled $110.7 million at June 30, 1996, are withdrawn at the annual percentage rates of 6%, 38% and 15%, respectively. These withdrawal rates, as well as loan prepayment assumptions, are based on the Association's historical experience regarding loan prepayments and deposit withdrawals.


                                                                              At June 30, 1996
                                           -----------------------------------------------------------------------------------------
                                                             More Than     More Than     More Than    More Than
                                            0-3      4-12   One Year to   Three Years   Five Years     10 Years    More Than
                                           Months   Months  Three Years  to Five Years  to 10 Years  to 20 Years  to 20 Years  Total
                                           ------   ------  -----------  -------------  -----------  -----------  -----------  -----
                                                                                (Dollars in thousands)

Interest-earning assets:
    Mortgage loans (1) ...................  23,713   20,914    48,194      37,611        63,514       50,051       8,019    252,016
    Other loans (1) ......................   4,139    ---        ---          107         ---          ---          ---       4,246
    Interest-bearing deposits ............   1,305       95       100        ---          ---          ---          ---       1,500
    Mortgage-backed securities ...........  14,943      985     2,333       1,958         3,621        5,314         927     30,081
    Investment securities ................  20,915    5,750     7,005       6,160        11,000        ---          ---      50,830
                                          --------  -------  --------    --------      --------     --------     -------   --------
         Total interest-earning
           assets ........................  65,015   27,744    57,632      45,836        78,135       55,365       8,946    338,673

Less:
    Unearned discount and
      deferred fees ......................    (320)    (282)     (651)       (508)         (857)        (676)       (108)    (3,402)
                                          --------  --------   ------      ------      --------     --------     -------   --------

    Net interest-earning
      assets .............................  64,695   27,462    56,981      45,328        77,278       54,689       8,838    335,271
                                          ========  ========   ======      ======      ========     ========     =======   ========

Interest-bearing liabilities:
    Passbook accounts ....................     744    2,188     2,816       2,641         2,476        2,321      34,884     48,070
    NOW accounts .........................   2,442    6,050     7,481       1,998         2,682        1,470         267     22,390
    Money market accounts ................   1,521    4,337     5,215       4,447         3,791        3,232      17,661     40,204
    Certificate accounts .................  36,160   78,330    25,012        ---           ---          ---         ---     139,502
    Borrowed funds .......................   9,000   16,308    25,200       7,450         1,200         ---         ---      59,158
                                          --------  -------    ------      ------      --------     --------     -------   --------
         Total interest-bearing
           liabilities ...................  49,867  107,213    65,724      16,536        10,149        7,023      52,812    309,324
                                          ========  =======    ======      ======      ========     ========     =======   ========
    Interest sensitivity gap .............  14,828  (79,751)   (8,743)     28,792        67,129       47,666     (43,974)    25,947
    Cumulative interest sensitivity gap ..  14,828  (64,923)  (73,666)    (44,874)       22,255       69,921      25,947
    Cumulative interest sensitivity gap
      as a percentage of total assets ....    4.16 % (18.20) % (20.65)%    (12.58)%        6.24 %      19.60 %      7.27 %
    Cumulative net interest-earning
      assets as a percentage of interest-
      sensitive liabilities ..............  129.74 %  58.67 %   66.94 %     81.25 %      108.92 %     127.26 %    108.39 %

- - ----------------
(1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans and undisbursed loan proceeds but are not reduced by the allowance for loan losses.  At June 30, 1996, non-performing loans and undisbursed loan proceeds totalled $430,000 and $7.2 million, respectively.


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

In this current environment of narrowing interest margins, management intends to decrease the interest rate sensitivity by extending liability maturities and shortening the investment portfolio.

                              Average Balance Sheet

The following table sets forth certain information relating to the Company's consolidated statements of financial condition for the periods indicated and reflects the average yield on assets and average cost of liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.



                                                           Three Months Ended June 30,
                                            --------------------------------------------------------
                                                        1996                         1995
                                            ---------------------------  ---------------------------
                                            Average           Average    Average            Average
                                            Balance Interest Yield/Cost  Balance Interest Yield/Cost
                                            ------- -------- ----------  ------- -------- ----------

Assets:
Interest-earning assets:
    Mortgage loans, net ................... $244,897  $5,282     8.63%   $239,595  $5,227     8.73%
    Other loans ...........................    3,437      75     8.73       1,165      30    10.30
    Mortgage-backed securities ............   30,392     506     6.66      33,466     570     6.81
    Interest-bearing deposits .............    3,715      55     5.92       2,333      38     6.52
    Investment securities .................   50,508     711     5.63      60,230     854     5.67
                                            --------  ------   ------    --------  ------   ------
        Total interest-earning assets .....  332,949   6,629     7.96     336,789   6,719     7.98
Non-interest earning assets ...............   20,845                       18,162
                                            --------                     --------
             Total assets ................. $353,794                     $354,951
                                            ========                     ========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook ........................   47,062     356     3.03      47,613     361     3.03
          Certificate .....................  143,764   1,949     5.42     150,830   2,111     5.60
          NOW and money market accounts....   61,136     463     3.03      59,239     463     3.13
     Borrowed funds:
          FHLB advances and other .........   53,283     827     6.21      39,625     656     6.62
                                             -------  ------   ------    --------  ------    -----
             Total interest-bearing
                liabilities ...............  305,245   3,595     4.71     297,307   3,591     4.83
Other liabilities .........................    6,558                        7,136
                                             -------                     --------
              Total liabilities ...........  311,803                      304,443
Stockholders' equity ......................   41,991                       50,508
                                             -------                     --------
              Total liabilities and
                stockholders' equity ...... $353,794                     $354,951
                                            ========                     ========
Net interest income/interest rate
  spread (1) ..............................            3,034     3.25               3,128    3.15
Net earning assets/net interest
   margin (2) .............................  $27,704             3.65%    $39,482            3.72%
                                            ========           ======    ========           =====

Ratio of interest-earning assets to
  interest-bearing liabilities ............     1.09x                        1.13x
                                            ========                     ========







                                                                 Six Months Ended June 30,
                                             --------------------------------------------------------------       At June 30,
                                                          1996                              1995                     1996
                                             -----------------------------   ------------------------------   -------------------
                                             Average             Average     Average             Average               Average
                                             Balance  Interest  Yield/Cost   Balance  Interest   Yield/Cost   Balance  Yield/Cost
                                             -------  --------  ----------   -------  ---------  ----------   -------  ----------

Assets:
Interest-earning assets:
    Mortgage loans, net ................... $244,242   $10,545     8.63 %   $238,892   $10,334     8.65 %    $247,511     8.12 %
    Other loans ...........................    2,637       110     8.34        1,135        58    10.22         4,246     8.63
    Mortgage-backed securities ............   30,743     1,020     6.64       33,634     1,143     6.80        29,988     6.67
    Interest-bearing deposits .............    5,696       184     6.46        2,713        85     6.27         1,500     5.21
    Investment securities .................   51,104     1,429     5.59       60,393     1,701     5.63        50,830     5.55
                                            --------   -------    ------    --------    ------     -----     --------     ----
        Total interest-earning assets .....  334,422    13,288     7.95      336,767    13,321     7.91       334,075     7.59
Non-interest earning assets ...............   20,583                          18,003                           22,617
                                            --------                        --------                         --------
             Total assets ................. $355,005                        $354,770                         $356,692
                                            ========                        ========                         ========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook ........................   46,970       712     3.03      48,717       734     3.01        48,070     3.01
          Certificate .....................  144,490     3,933     5.44     139,823     3,696     5.29       139,502     5.36
          NOW and money market accounts....   60,981       937     3.07      62,232       959     3.08        62,594     3.06
     Borrowed funds:
          FHLB advances and other .........   52,158     1,653     6.34      46,946     1,475     6.28        59,158     6.29
                                            --------   -------    -----     -------    ------   ------      --------   ------
             Total interest-bearing
                liabilities ...............  304,599     7,235     4.75     297,718     6,864     4.61       309,324     4.71
Other liabilities .........................    6,583                          7,429                            7,358
                                             -------                        -------                         --------
              Total liabilities ...........  311,182                        305,147                          316,682
Stockholders' equity ......................   43,823                         49,623                           40,010
                                                                            -------                         --------
              Total liabilities and
                stockholders' equity....... $355,005                       $354,770                         $356,692
                                            ========                       ========                         ========
Net interest income/interest rate
  spread (1) ..............................              6,053     3.20                 6,457     3.30                   2.88
Net earning assets/net interest
   margin (2) .............................  $29,823               3.62 %  $ 39,049               3.83 %                 3.23 %
                                            ========              =====    ========             ======                 ======

Ratio of interest-earning assets to
  interest-bearing liabilities ............     1.10x                          1.13x                            1.08x
                                            ========                       ========                         ========

(1)  Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2)  Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.



FINANCIAL CONDITION
- - -------------------

The assets of Southwest Bancshares, Inc. (the "Company") decreased $2.8 million, or 0.78%, to $356.7 million for the six month period ended June 30, 1996. This decrease was primarily the result of the $14.2 million decrease in cash, interest-bearing deposits, government and mortgage-backed securities which were partially offset by the $8.9 million increase in loans receivable, along with the $1.0 million and $1.1 million increase in investment in joint ventures and prepaid expenses and other assets, respectively.

During the six month period ended June 30, 1996, cash and interest-bearing deposits decreased by $8.2 million, or 51.47%, which provided ordinary operating liquidity. U.S. Government and agency obligations, available for sale decreased $3.8 million, or 9.09%, to $38.2 million at June 30, 1996 from $42.0 million at December 31, 1995, as the proceeds from maturities of $9.0 million were not fully reinvested. Mortgage-backed securities, available for sale decreased $2.3 million, or 7.22%, to $29.0 million at June 30, 1996 from $31.3 million at December 31, 1995, as a result of $1.4 million securities maturing and a market value decrease of approximately $900,000 during the period.

Loans receivable increased to $251.8 million, an $8.9 million or 3.66% increase, for the six months ended June 30, 1996 from $242.9 million at December 31, 1995. This resulted primarily from funding $33.7 million in new loans which was offset by loan repayments of $24.3 million and the sale of participation loans of $1.5 million which was offset by $1.0 million of participation loans purchased.

Other investments, available for sale increased $137,000, or 1.71%, to $8.1 million at June 30, 1996 from $8.0 million at December 31, 1995, as a result of the reinvestment of dividends in the ARM portfolio fund.

Investment in joint ventures increased $1.0 million, or 17.90%, to $6.7 million at June 30, 1996 from $5.7 million at December 31, 1995 as the Company increased its investment in joint venture activities.

Office property and equipment increased $373,000, or 13.22%, to $3.2 million at June 30, 1996 from $2.8 million at December 31, 1995, primarily as a result of final disbursements for construction and equipment of the Orland Park office which opened February 6, 1996.

Prepaid expenses and other assets increased to $6.5 million at June 30, 1996 from $5.5 million at December 31, 1995, an increase of $1.0 million, or 20.04% as a result of amortization of prepaid expenses and a decrease in interest earning assets.

Savings deposits for the six month period ended June 30, 1996 decreased by $5.1 million, or 2.01%, as the withdrawal activity of $173.0 million exceeded deposit receipts of $162.9 million and interest credited to deposit accounts of $5.0 million. This decrease is primarily the result of withdrawals from the special rate 8 month CDs which matured in the second quarter.

Federal Home Loan Bank advances increased $6.5 million, or 12.34%, in the six month period ended June 30, 1996, to $59.2 million from $52.7 million at December 31, 1995, as advances were used to provide operating liquidity.

Stockholders' equity decreased $5.8 million, or 12.68%, for the six month period ended June 30, 1996 to $40.0 million from $45.8 million at December 31, 1995. The decrease is primarily the result of the stock repurchase program during the period which increased treasury stock by $6.8 million, or 33.70%, as the Company repurchased 252,700 shares of treasury stock.


ANALYSIS OF OPERATIONS
- - ----------------------

Net income for the three months ended June 30, 1996 decreased by $135,000, or 12.03%, to $1.0 million from $1.1 million for the three month period ended June 30, 1995. For the six month period ended June 30, 1996, net income decreased $411,000, or 18.08%, to $1.9 million from $2.3 million in the same period in 1995. The decrease for both the three and six month periods is primarily attributable to the Association's increase in cost of funds and non-interest expense. If market interest rates continue to increase, the interest rate spread and interest rate margin are expected to narrow.

Interest income decreased for the quarter ended June 30, 1996 to $6.6 million from $6.7 million for the same quarter in 1995, a $90,000 or 1.34% decrease. Interest income decreased $33,000, or 0.25%, for the six month period ended June 30, 1996 from the $13.3 million for the same six month period ended June 30, 1995. The decrease in interest income for both the three month and six month periods was primarily attributed to the decrease in total interest-earning assets.

Interest expense remained at $3.6 million for both the quarter ended June 30, 1996 and 1995. For the six month period ended June 30, 1996, interest expense increased $371,000, or 5.41%, to $7.2 million from $6.9 million for the same period in 1995. The increase for the six month period ending June 30, 1996, is directly related to the increase in the cost of funds along with an increase in average interest-bearing liabilities. For the six month period the cost of funds increased 0.14%, a 3.04% increase, to 4.75% as compared to 4.61% for the same period in 1995.

The Association calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio and other factors such as the current regulatory and economic environment. As a result of this review, loan loss provisions are recorded. A provision of $6,000 was established for the three month period ended June 30, 1996 as compared to a $4,000 provision for the first quarter of 1995. For the six month period ended June 30, 1996 a provision of $12,000 was established as compared to $4,000 for the six month period ended June 30, 1995. The ratio of non-performing loans to total loans was .16% as of June 30, 1996 as compared to .30% as of December 31, 1995. The allowance for loan losses to non-performing loans was 178.14% as of June 30, 1996 as compared to 98.69% as of December 31, 1995. Management believes its provision for loan losses is adequate, given the risks inherent in its loan portfolio and the current regulatory and economic environment. Although the Association believes its allowance for losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Activity in the allowance for loan losses for all periods presented in the consolidated income statement is included in the following table.



                                   ALLOWANCE FOR LOAN LOSSES
                                    (Dollars in Thousands)

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                           --------------------     ---------------------
                                            1996         1995         1996         1995
                                           --------    --------     --------     --------

   Balance at beginning of period.....        $760        $738        $754         $738
   Provision for loan losses..........           6           4          12            4
   Write downs charged to allowance...           0           0           0            0
   Recoveries of amounts previously
      charged off.....................           0           0           0            0
                                              ----        ----        ----         ----
   Balance at end of period...........        $766        $742        $766         $742
                                              ====        ====        ====         ====



Non-interest income increased $124,000, or 45.26%, for the three month period ended June 30, 1996, to $398,000 from $274,000 in 1995. The increase for the six month period ended June 30, 1996 was $148,000, or 28.57%, to $666,000 in 1996
from $518,000 in 1995. The increase in non-interest income for the three month period ended June 30, 1996 primarily resulted from a $90,000 increase in income from joint ventures and a $33,000 increase in miscellaneous income. The non-interest income increase for the six month period primarily resulted from a $186,000 increase in income from joint ventures and the $65,000 increase in miscellaneous income partially offset by the $48,000 reduction in fees and service charges and the $80,000 reduction of gains on sale of securities from the six month period in 1995.

Non-interest expense increased approximately 11% for both the three and six month periods ended June 30, 1996. A $210,000 increase for the three month period to $1.9 million from $1.7 million in 1995 and a $391,000 increase for the six month period to $3.9 million from $3.5 million. The increase for both periods resulted from increases in all expense categories, primarily as a result of nominal salary increases and expenses related to the operation of the expanded office network.

The provision for federal and state income taxes in both periods decreased as a result of the decrease in net income before taxes. The provision was decreased by $47,000, or 8.55%, for the three month period ended June 30, 1996 and decreased by $244,000, or 20.49%, for the six month period ended June 30, 1996.


RECENT DEVELOPMENTS
- - -------------------

On May 15, 1996 the Company announced a quarterly cash dividend of 27 cents per share which was paid on June 12, 1996 to shareholders of record on May 29, 1996.

On July 16, 1996, the Company announced its intention to repurchase up to 100,000 shares, or approximately 5.6% of its outstanding shares. This program will start after the completion of the repurchase program announced March 21, 1996, of which 95,060 shares have been purchased as of August 1, 1996.

Legislative initiates regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than commercial banking institutions. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings
                  Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 2.       Changes in Securities
                  Not applicable

Item 3.       Defaults Upon Senior Securities
                  Not applicable

Item 4.       Submission of Matters to a Vote of Security-Holders
              a. The Annual Meeting of Stockholders of Southwest Bancshares, Inc., was held April 9, 1996, at 9:30 A.M., at the Oak Lawn Hilton Hotel, 9333 South Cicero Avenue, Oak Lawn, Illinois.

              b. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act, there was no solicitation in opposition and all nominees were elected.

              c.   The results of the election of Directors are as follows:


                                                                              Broker
                                                For          %    Withheld    Non-Vote
                                                ---          -    --------    --------

                       Richard E. Webber     1,798,617     91.6     4,646         0
                       James W. Gee, Sr.     1,798,617     91.6     4,646         0
                       Joseph A. Herbert     1,798,617     91.6     4,646         0


                   ------------------

          The continuing Directors are:

                                                               Expiration
                                                               of Term as
                                                                Director
                                                                --------
               Lawrence M. Cox                                    1997
               Robert E. Lawler                                   1997
               Frank J. Muriello                                  1998
               Albert Rodrigues                                   1998



          The results of the voting for the resolution to appoint Cobitz, VandenBerg and Fennessy as auditors for the fiscal year ending December 31, 1996 are as follows:



                                                                   Broker
                    For          Against         Abstain          Non-Vote
                    ---          -------         -------          --------

                 1,791,192       9,400            2,671               0
                   91.2%           .5%             .1%                0

              d.   Does not apply

Item 5.      Other Information
                Not applicable

Item 6.      Exhibits and Reports on Form 8-K
             a. Exhibits
                3.1 Amended Certificate of Incorporation of Southwest Bancshares, Inc.*
                3.2  Bylaws of Southwest Bancshares, Inc.*
               11.0  Statement regarding Computation of Earnings Per
                     Share



                                                                           Quarter Ended
                                                                           June 30, 1996
                                                                          ---------------

                       Net Income                                           $    987,000
                                                                            ============

                       Weighted average shares outstanding                     1,846,655
                                                                            ------------

                       Common stock equivalents due to
                           dilutive effect on stock options                       81,232
                                                                            ------------

                       Total weighted average common shares
                           and equivalents outstanding                        1,927,887
                                                                            ============

                       Primary earnings per share                           $       0.51
                                                                            ============
                       Total weighted average common shares
                           and equivalents outstanding                         1,927,887

                       Additional dilutive shares using the end
                           of period market value versus the
                           average market value when applying
                           the treasury stock method                               157 *
                                                                            ------------

                       Total weighted average common shares
                           and equivalents outstanding for
                           fully diluted computation                         1,928,044
                                                                            ============

                       Fully diluted earnings per share                     $       0.51
                                                                            ============


                       *Note:  If average share price is greater than ending price, the average price is used for both primary and fully diluted calculation.



               27.0  Financial Data Schedule (filed herewith)

             b. Report on Form 8-K
                None

- - ---------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on March 13, 1992 and April 24, 1992, respectively, Registration No. 33-46409.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Bancshares, Inc.



Dated:  August 9, 1996               By:  /s/ Richard E. Webber
                                          -------------------------------------
                                        Richard E. Webber
                                        President and Chief Financial Officer