Form 10-K405
period 1996-12-31
SOUTHWEST BANCSHARES INC /NEW/
filed 1997-03-21
CIK 885942

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1996

                          Commission File No.: 0-19968

                           SOUTHWEST BANCSHARES, INC.
             (exact name of registrant as specified in its charter)

         DELAWARE                                        36-3811042
      (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
      incorporation or organization)

                4062 SOUTHWEST HIGHWAY, HOMETOWN, ILLINOIS  60456
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (708) 636-2700
        Securities registered pursuant to Section 12(b) of the Act:  NONE
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

      The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No        .
      -----         -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than directors and executive officers of the registrant is $34,016,533 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 17, 1997.

      As of March 17, 1997, the Registrant had 2,639,116 shares outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 IS INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

      THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                      INDEX

PART I                                                                  PAGE
                                                                        ----

Item 1.  Business ...........................................             1

Additional Item.  Executive Officers of the Registrant.......            40

Item 2.  Properties..........................................            41

Item 3.  Legal Proceedings...................................            41

Item 4.  Submission of Matters to a Vote of Security Holders.            41


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................            41

Item 6.  Selected Financial Data.............................            42

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................            42

Item 8.  Financial Statements and Supplementary Data.........            42

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..............            42

PART III

Item 10. Directors and Executive Officers of the Registrant..            42

Item 11. Executive Compensation..............................            42

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................            43

Item 13. Certain Relationships and Related Transactions......            43

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.........................................            43

SIGNATURES

                                    PART I

ITEM 1.  BUSINESS.
-----------------

GENERAL

      Southwest Bancshares, Inc. (also referred to as the "Company") was incorporated under Delaware law on February 11, 1992. On June 11, 1992, the Registrant acquired Southwest Federal Savings and Loan Association of Chicago (the "Association" or "Southwest Federal") as a part of the Association's conversion from a mutual to a stock federally chartered savings and loan association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Association and Southwest Bancshares Development Corporation. The Registrant retained 50% of the net conversion proceeds amounting to $13.4 million which was invested in federal funds and high-grade, marketable securities. At December 31, 1996, the Company had total assets of $382.4 million and stockholders' equity of $39.9 million (10.4% of total assets).

      Southwest Federal has operated for over 113 years and was originally organized in 1883 as an Illinois-chartered building and loan association. In 1937 it converted to a federally chartered and insured savings and loan association. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC.

      The Association's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family, owner-occupied, fixed-rate loans, and to a lesser extent, multi-family residential mortgage loans, commercial real estate loans, land and construction loans, mortgage-backed securities and other short-term investments, including U.S. Government and federal agency securities and other marketable securities. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Association's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and, to a much lesser extent, FHLB-Chicago advances.

      Southwest Bancshares Development Corporation, an Illinois corporation, was incorporated on November 19, 1992, for the primary purpose of engaging in real estate development projects as a joint venture partner.

MARKET AREA

      The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial sources to meet the needs in the communities it serves. The Association's deposit-gathering area is concentrated in the neighborhoods surrounding its six offices, one of which is located in southwest Chicago with the five others located in the Chicago suburbs of Cicero, Hometown, Oak Lawn and Orland Park, all in Cook County. The
Association's lending base primarily covers the same area and extends, to a lesser extent, to Will and DuPage counties. The Association's home office is located in southwest Chicago. Management believes that all of its branches are located in communities that can generally be characterized as stable, residential neighborhoods of predominately one- to four-family residences.


LENDING ACTIVITIES

      LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITIONS. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family residences. At December 31, 1996, the total mortgage loans outstanding were $266.3 million, of which $167.3 million were one- to four-family residential mortgage loans, or 61.1% of the loan portfolio. At that same date, multi-family residential mortgage loans totalled $50.5 million, or 18.5% of the loan portfolio.

      The remainder of the mortgage loans, which totalled $48.5 million, or 17.7% of total loans outstanding at December 31, 1996, consisted of commercial real estate loans which totalled $26.5 million, or 9.7% of the loan portfolio, land loans which totalled $10.6 million, or 3.9% of the loan portfolio and construction loans which totalled $11.4 million, or 4.2% of the loan portfolio. At December 31, 1996, purchased mortgage loans totalled $ 6.2 million, or 2.3% of the loan portfolio. All purchased mortgage loans were originated in the Chicago metropolitan area, except for a participation loan in DeKalb, Illinois of $881,000. Other loans held by the Association, which principally consist of line of credit and share loans, totalled $7.3 million, or 2.7% of total loans outstanding at December 31, 1996.

      The Company and its subsidiaries also invest in mortgage-backed securities. At December 31, 1996, the amortized cost and carrying (market) value of total mortgage-backed securities aggregated $33.4 million and $32.8 million, respectively, or 8.6% of total assets, of which 56.1% were backed by adjustable rate mortgage ("ARM") loans and 43.9% were backed by fixed-rate loans. All of the mortgage-backed securities at December 31, 1996 were insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

      The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not market value. This table does not include unrealized losses on mortgage-backed securities classified available for sale in the amount of $535,000 at December 31, 1996.


                                                                     AT DECEMBER 31,
                                   --------------------------------------------------------------------------------------
                                        1996              1995              1994             1993             1992
                                   ---------------  ----------------  ----------------  ---------------  ----------------
                                           PERCENT           PERCENT          PERCENT           PERCENT          PERCENT
                                   AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT OF TOTAL  AMOUNT  OF TOTAL  AMOUNT OF TOTAL
                                   ------  -------  -------- --------  ------ --------  ------  --------  ------ --------
                                                                    (DOLLARS IN THOUSANDS)

Mortgage loans:
  One- to four-family............ $167,303  61.14%  $157,374  61.99%  $161,932   65.17% $143,127  65.75% $131,457  68.79%
  Multi-family...................   50,504  18.46     48,453  19.08     46,785   18.83    41,771  19.19    32,875  17.20
  Commercial real estate.........   26,534   9.70     24,075   9.48     20,479    8.24    17,646   8.11    13,934   7.29
  Construction...................   11,409   4.16      7,216   2.84      5,378    2.16     7,765   3.57     8,581   4.49
  Land...........................   10,558   3.86     15,560   6.13     12,937    5.21     7,147   3.28     4,085   2.14
                                  -------- ------   -------- ------   --------  ------  -------- ------  --------  -----
    Total mortgage loans.........  266,308  97.32    252,678  99.52    247,511   99.61   217,456  99.90   190,932  99.91
Other loans......................    7,328   2.68      1,229   0.48        968    0.39       227   0.10       173   0.09
                                  -------- ------   -------- ------   --------  ------  --------  -----   -------  -----
    Total loans receivable.......  273,636 100.00%   253,907 100.00%   248,479  100.00%  217,683 100.00%  191,105 100.00%
                                           ======            ======             ======           ======           ======

Less:
  Loans in process...............    7,187             6,826             6,031             5,950            3,470
  Unearned discounts and
    deferred loan fees...........    3,267             3,468             3,607             3,398            3,002
  Allowance for loan losses......      751               754               738               708              805
                                  --------          --------          --------          --------         --------
  Loans receivable, net.......... $262,431          $242,859          $238,103          $207,627         $183,828
                                  ========          ========          ========          ========         ========

Mortgage-backed securities:
  CMOs and REMICs................ $  9,218  27.50%  $  9,542  30.28%  $  9,826   28.84% $ 10,658  34.55% $ 15,464  29.47%
  FHLMC..........................    4,555  13.59      5,410  17.17      6,195   18.18     6,065  19.66    10,713  20.43
  FNMA...........................    7,699  22.97      3,432  10.89      4,174   12.25     5,182  16.80     6,862  13.09
  GNMA...........................   12,049  35.94     13,126  41.66     13,873   40.73     8,941  28.99    19,402  37.01
                                  -------- ------   -------- ------   --------  ------  -------- ------  -------- ------
    Total mortgage-backed
      securities.................   33,521 100.00%    31,510 100.00%    34,068  100.00%   30,846 100.00%   52,441 100.00%
                                           ======            ======             ======           ======           ======
Net premiums (discounts).........     (145)             (111)              (88)              116              342
                                  --------          --------          --------          --------         --------
Net mortgage-backed securities... $ 33,376          $ 31,399          $ 33,980          $ 30,962         $ 52,783
                                  ========          ========          ========          ========         ========

      The following table sets forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated. Mortgage-backed securities are shown at market value.


                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                                1996           1995           1994
                                            ------------   ------------   ------------
                                                       (DOLLARS IN THOUSANDS)
MORTGAGE LOANS (GROSS):
   At beginning of period..................  $252,678       $247,511       $217,456
                                             --------       --------       --------
   Mortgage loans originated:
    One- to four-family....................    31,558         13,511         32,342
    Multi-family...........................     7,993          6,556          9,240
    Commercial real estate.................     2,211          5,169          3,240
    Construction...........................    15,779         10,060         10,539
    Land...................................     1,931         13,242         10,982
                                             --------       --------       --------
      Total mortgage loans originated......    59,472         48,538         66,343
                                             --------       --------       --------
   Mortgage loans purchased:
    One- to four-family....................        48             77            100
    Multi-family...........................     2,619             --             --
    Commercial real estate.................     2,196             --             --
    Land...................................     1,191             --             --
                                             --------       --------       --------
      Total mortgage loans purchased.......     6,054             77            100
                                             --------       --------       --------
      Total mortgage loans originated
         and purchased.....................    65,526         48,615         66,443
                                             --------       --------       --------
   Transfer of mortgage loans to real
     estate owned..........................      (134)          (156)          (162)
   Principal repayments....................   (49,754)       (38,499)       (36,226)
   Sales of loans..........................    (2,008)        (4,793)            --
                                             --------       --------       --------
   At end of period........................  $266,308       $252,678       $247,511
                                             ========       ========       ========

OTHER LOANS (GROSS):
   At beginning of period..................  $  1,229       $    968       $    227
    Other loans originated.................     7,131          2,092            773
    Principal repayments...................    (1,032)        (1,831)           (32)
                                             --------       --------       --------
   At end of period........................  $  7,328       $  1,229       $    968
                                             ========       ========       ========

MORTGAGE-BACKED SECURITIES (GROSS):
   At beginning of period..................  $ 31,510       $ 34,068       $ 30,846
    Mortgage-backed securities purchased...     4,996             --         12,332
    Mortgage-backed securities sold........        --             --         (5,086)
    Amortization and repayments............    (4,985)        (2,558)        (4,024)
                                             --------       --------       --------
   At end of period........................  $ 33,521       $ 31,510       $ 34,068
                                             ========       ========       ========

      LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at December 31, 1996. Mortgage-backed securities are shown at amortized cost, not market value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totalled $49.8 million, $38.5 million, and $36.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                          AT DECEMBER 31, 1996
                                         ----------------------------------------------------------------------------------------
                                                                                                              TOTALS
                                                                                                    -----------------------------
                                          ONE- TO                                                      TOTAL     MORTGAGE-
                                          FOUR-     MULTI-  COMMERCIAL                        OTHER    LOANS      BACKED
                                          FAMILY    FAMILY  REAL ESTATE  LAND   CONSTRUCTION  LOANS  RECEIVABLE  SECURITIES TOTAL
                                          --------  -------- ---------  ------- ------------  ------ ----------  ---------- -----
                                                                               (DOLLARS IN THOUSANDS)

AMOUNTS DUE:
  Within one year......................... $      7 $   724 $     --   $10,558    $11,409    $7,215   $ 29,913   $18,832  $  48,745
  After one year:
    One to three years....................      644     120       --        --         --        --        764        --        764
    Three to five years...................    1,308   4,902    2,763        --         --       113      9,086        --      9,086
    Five to 10 years......................    6,643   3,027    3,428        --         --        --     13,098     1,165     14,263
    10 to 20 years........................   52,056  33,053   13,593        --         --        --     98,702        --     98,702
    Over 20 years.........................  106,645   8,678    6,750        --         --        --    122,073    13,524    135,597
                                           -------- ------- --------   -------    -------    ------   --------   -------  ---------

     Total due or repricing after one year  167,296  49,780  26,534         --         --       113    243,723    14,689    258,412
                                           -------- ------- -------    -------    -------    ------   --------   -------  ---------

     Total amount due or repricing........ $167,303 $50,504 $26,534    $10,558    $11,409    $7,328    273,636    33,521    307,157
                                           ======== ======= =======    =======    =======    ======   --------   -------  ---------
LESS:
  Loans in process........                                                                              (7,187)       --    (7,187)
  Unearned discounts, premiums and
    deferred loan fees, net                                                                             (3,267)     (145)   (3,412)
       Allowance for possible loan losses                                                                 (751)       --      (751)
                                                                                                      --------   -------  --------
    Loans receivable and mortgage-
      backed securities, net                                                                          $262,431   $33,376  $295,807
                                                                                                      ========   =======  ========

      The following table sets forth at December 31, 1996, the dollar amount of all loans and mortgage-backed securities due or repricing after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                               DUE OR REPRICING AFTER
                                                  DECEMBER 31, 1997
                                        --------------------------------------
                                          FIXED       ADJUSTABLE      TOTAL
                                        ----------   ------------  -----------
                                                (DOLLARS IN THOUSANDS)

Mortgage loans:
   One- to four-family.......           $167,296     $     --       $167,296
   Other.....................             76,314           --         76,314
Other loans..................                113           --            113
                                        --------     --------       --------
Total loans receivable.......            243,723           --        243,723
Mortgage-backed securities(1)             14,689           --         14,689
                                        --------     --------       --------
Total loans receivable and
   mortgage-backed securities           $258,412     $     --       $258,412
                                        ========     ========       ========

----------------------------------
(1) Does not include CMOs and REMICs which are backed by ARMs because the repricing period is immeasurable. Mortgage-backed securities are carried at market value.


      ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Association offers first mortgage loans secured by one- to four-family residences, including townhouse and condominium units, in the Association's primary lending area. Typically, such residences are single- or two-family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers, members of the local communities, local real estate agent referrals and builder/developer referrals within the Association's area. The Association does not use mortgage brokers to solicit loan applicants.

      The Association offers fixed-rate loans on one- to four-family residential properties. The Association does not offer ARM loans on one- to four-family residences. The Association's fixed-rate mortgage loans are made for terms of 15 to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds. Origination fees range from zero points to 2.5% depending on the interest rate charged and other factors. Generally, the Association's standard underwriting guidelines conform to FHLMC guidelines with periodic exceptions granted to customers with a long-standing relationship on a case-by-case basis, which are approved by the Chief Lending Officer or the President. On occasion, the Association sells a portion of its fixed-rate mortgage loans to FHLMC. The Association may sell additional fixed-rate mortgage loans to assist in controlling its interest-rate risk. The Association retains the servicing on any fixed-rate loans it sells.

      The Association makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property and will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance ("PMI"). On a case-by-case basis, PMI on the amount in excess of such 80% ratio is waived for borrowers with whom the Association generally has had a long-standing relationship. At December 31, 1996, of the total one- to four-family residential mortgage loans of the Association, $2.9 million, or 1.7% of these loans with balances greater than the 80% loan-to-value ratio, did not have PMI. Originated mortgage loans in the Association's portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. It is the Association's policy to enforce due-on-sale provisions.

      The Association also originates fixed-rate equity mortgage loans secured by one- to four-family residences in its primary market area. These loans generally are originated with a fixed interest rate for amortization periods of up to 15 years. A 1% to 1.5% origination fee is usually charged. These mortgage loans on owner-occupied, one- to four-family residences are traditionally subject to a 75% loan-to-value limitation, including the first mortgage. Typically, the Association provides a fixed-rate equity mortgage loan on property for which it has a first mortgage. As of December 31, 1996, $1.5 million, or .5% of the Association's total loans outstanding, consisted of fixed-rate equity mortgage loans on which the Association did not make the first mortgage.

      MULTI-FAMILY LENDING. In the Chicago metropolitan area, the Association originates fixed-rate multi-family loans with terms of 15 to 20 years, with an origination fee of 1% to 2%. In addition, the Association also offers two balloon loans, amortized over 25 years with an origination fee of 1% to 1.5%. One is a five year balloon and the other is a seven year balloon. These loans are generally made in amounts up to 75% of the appraised value of the secured property. Most of the Association's multi-family loans are not owner-occupied. In making such loans, the Association bases its underwriting decision primarily on the net operating income generated by the real estate to support the debts, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Association's lending experience with the borrowers. The Association also receives a personal guarantee from the borrower.

      As of December 31, 1996, $50.5 million, or 18.5% of the loan portfolio, consisted of originated multi-family residential loans located in the Association's primary lending area. The typical multi-family property in the Association's local multi-family lending portfolio has between five and twelve dwelling units, some of which also include retail units, with an average loan balance of approximately $199,000. At December 31, 1996, the Association had $5.2 million outstanding in balloon loans with an average interest rate of
8.14%.  The  largest   multi-family   loan  at  December  31,  1996  is  in  the
Association's primary market area and had an outstanding balance of $2.9 million. This loan is secured by an 84 unit apartment complex located in the Chicago metropolitan area. The Association has sold a 50% participation interest in this loan to another local financial institution.

      The Association has entered into a master participation agreement with another local lender. During the 1996 fiscal year, the Association purchased an interest in three multi-family loans totaling $2.5 million. One loan has a fixed term of 15 years and the other two loans are five year balloon loans. The same underwriting criteria described above were used in determining to enter into these agreements.

      COMMERCIAL REAL ESTATE LENDING. At December 31, 1996, the Association's commercial real estate loan portfolio totalled $26.5 million, or 9.7% of the loan portfolio. All the Association's commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses which are located in the Chicago metropolitan area. At December 31, 1996, the Association had $8.0 million outstanding in balloon loans, at an average interest rate of 8.45%. The largest commercial real estate loan at December 31, 1996 was a $3.2 million loan on a 26 unit shopping center to a borrower with whom the Association has a long-standing business relationship. The Company and the Association are major tenants of this center. The interest rates, terms of loans and underwriting criteria for commercial real estate is similar to the criteria for multi-family residential properties.

      The Association entered into a participation agreement with another local financial institution to purchase a 50% interest in a commercial loan. At December 31, 1996, the Association had a 50% interest in a $4.4 million commercial real estate loan. The underwriting criteria used in determining to enter into this agreement was similar to those of multi-family loans.

      LAND AND CONSTRUCTION LENDING. In its primary market area, the Association originates loans for the acquisition of land (either unimproved land or improved lots), and for making the necessary improvements to prepare land for sale as improved residential or commercial property on which the purchaser can then build (collectively, "land loans"). In addition, the Association originates loans to finance the construction of one- to four-family homes and, to a much lesser extent, multi-family residential and commercial real estate property (collectively, "construction loans"). At December 31, 1996, land and construction loans totalled $10.6 million, or 3.9%, and $11.4 million, or 4.2%, respectively, of the loan portfolio. The Association generally has a policy of originating land and construction loans only in Chicago and the surrounding suburban area. Land and construction loans afford the Association the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on fixed-rate loans secured by existing residential properties. These higher yields correspond to the higher risks associated with land and construction loans.

      Land loans include loans to developers for the development of residential subdivisions and loans on raw land and on improved lots to contractors and individuals. At December 31, 1996, the Association had 23 land loans to developers and contractors totalling $10.6 million. Land development loans typically are short-term loans. The interest rate on land loans is generally at 1% to 2% over the prime rate as reported in The Wall Street Journal and is
                                               -------------------------
adjusted monthly. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Association and developers and contractors with whom the Association has had previous lending experience. The Association generally requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development. All of the Association's land loans have been made in the Chicago metropolitan area. Although the Association may make land loans to current customers, the Association is presently not actively marketing this type of loan.

      The Association principally finances the construction of individual, owner and non owner-occupied houses with preference given to contractors with whom the Association has had long-term, successful relationships. Construction loans generally, are adjustable rate interest only loans with terms of 12 to 18 months. The interest rate on construction loans is generally 1% to 2% over the prime rate as reported in The Wall Street Journal and is adjusted monthly. Such
                          -----------------------
loans typically have loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association also offers construction permanent financing for owner-occupied residences. These loans are originated for current market interest rates, terms and origination fees. There is generally an additional origination fee of 1% for this loan product. Interest only is generally charged for four months and the loan automatically converts in the sixth month to principal and interest payments for a maturity of 30 years or less. Construction pay outs are disbursed in four increments as construction progresses and inspections warrant. Of the $11.4 million construction loans outstanding on December 31, 1996, $10.2 million were one- to four- family residences including townhouses and condominium units and $1.2 million were for multi-unit apartment buildings.

      The Company and the Association originated various loans to joint venture projects during the year 1996. The rates and terms were comparable to rates and terms to any other borrower. As of December 31, 1996, the Association has one outstanding commitment for a line of credit to a joint venture project in the amount of $1.7 million.

      The Company entered into a participation agreement with a local area lender, selling a 50% interest in the loans originated to the joint venture. The Association entered into various participations with another local area lender. The participation loans were for various land development and construction projects in the Chicago area.

      As of December 31, 1996, the Association was negotiating with a long-standing customer, an acquisition and improvement loan in the amount of $6.0 million for a subdivision located in the southwestern suburbs. The Association was also negotiating the sale of a portion of this loan to two other local financial institutions.

      At December 31, 1996, the largest aggregate amount of loans outstanding to one borrower totalled $4.7 million. These 5 outstanding loans are all secured by multi-family dwellings with a building containing limited office space. All loans to this borrower are current and are within the Association's "loans to one borrower" limitation established by OTS regulations.

      OTHER LENDING. During the year ended December 31, 1996 the Association offered an adjustable rate line of credit for builders with whom the Association has had a long-standing relationship. These loans are secured by real estate with an interest rate adjusted to the prime rate, generally from .5% to 1.5% above the prime rate, as reported in The Wall Street Journal and is adjusted
                                        ------------------------
monthly. During 1996, the Company originated a line of credit loan to a joint venture project. At December 31, 1996, the Association had line of credit loans totalling $8.6 million with $4.6 million being drawn by borrowers which represent 1.7% of the loan portfolio.

      The Association also offered an adjustable Home Equity Line of Credit, secured by real estate with an interest rate at prime rate or 1% over the prime rate, as reported in The Wall Street Journal and is adjusted monthly. At
                        ------------------------
December 31, 1996, the Association had loans totalling $4.8 million with $2.6 million being drawn by borrowers which represents 1.0% of the loan portfolio.

      The Association also offers other loans, primarily share loans secured by deposit accounts. At December 31, 1996, $56,000, or .02% of the loan portfolio consisted of these loans.

      LOAN APPROVAL PROCEDURES AND AUTHORITY. Certain loan officers can approve real estate mortgage loans in an amount up to $200,000. Real estate mortgage loans in an amount up to $500,000 can be approved by the Association's President or Chief Lending Officer. All loans in excess of $500,000 and up to $1.0 million must have the approval of two of the members of the Loan Committee of the Board of Directors, which currently consists of the Association's President, Chief Lending Officer and two outside directors. This Committee meets monthly as well as on an as-needed basis. Real estate loans in excess of $1.0 million require the Board of Directors approval before a commitment can be issued.

      For loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income, source of down payment and certain other information is verified and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Association. The Board annually approves appraisers used by the Association and reviews the Association's Appraisal Policy. The Association also has a Quality Control System which includes a director, who is a member of the Member Appraisal Institute ("MAI"), who reviews appraisal reports on a random basis. It is the Association's policy to obtain title insurance on all real estate mortgage loans. Borrowers must also obtain hazard insurance and flood insurance, which is required prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursement for such items as real estate taxes, hazard insurance, flood insurance and private mortgage insurance premiums.

      MORTGAGE - BACKED SECURITIES. The Company and its subsidiaries have significant investments in mortgage-backed securities and has, at times, utilized such investments to complement its mortgage lending activities. At December 31, 1996, the amortized cost of mortgage-backed securities totalled $33.4 million, or 8.7% of total assets, of which all were available for sale and are carried at market value. The market value of such securities totalled approximately $32.8 million at December 31, 1996. See Note 3 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders and "Impact of New Accounting Standards". Included in the total mortgage-backed securities are Collateralized Mortgage Obligations (the "CMOs") and Real Estate Mortgage Investment Conduits (the "REMICs") which had a carrying (market) value of $8.8 million. In order to reduce its interest-rate risk, the Association, in recent years, has sold mortgage-backed securities backed by fixed-rate GNMA and FHLMC loans and purchased CMOs and REMICs backed by ARM loans. The weighted average life of CMOs and REMICs at December 31, 1996 was 25 years. However, based on current prepayment rates, the weighted average life is expected to be approximately 8 years. The Company and its subsidiaries typically purchase CMOs and REMICs rated in one of the two highest rating categories by a nationally recognized rating agency. At December 31, 1996, $24.2 million, or 72.4% of the amortized cost of the Company and its subsidiaries' mortgage-backed securities portfolio, was directly insured or guaranteed by the GNMA, the FNMA or the FHLMC. An additional $9.2 million, or 27.6% of the amortized cost of the Company and its subsidiaries' mortgage-backed securities portfolio, consisted of CMOs and REMICs backed by federal agency collateral. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.61%.

DELINQUENCIES AND CLASSIFIED ASSETS

      DELINQUENT LOANS. The Association attempts to contact a borrower by phone when a loan is 20 days past due. If the loan is less than one year old, a notice is sent at that time. A late notice is also sent after payment is 30 days past due. If payment is not received, an additional late notice is sent by both certified and regular mail after payment is 60 days past due. In the event that payment is not received, additional letters may be sent and/or phone calls made to the borrower. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment or work out a repayment schedule with the borrower. Once a loan is 90 days past due, and if a repayment plan has not been established, a foreclosure notice is sent to the borrower. Property acquired by the Association as a result of a foreclosure on a mortgage loan is classified as real estate owned. Interest income is reduced by the full amount of accrued and uncollected interest on all loans once they become 90 days delinquent.

      CLASSIFIED ASSETS. Federal regulations and the Association's Classification of Assets Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management, including one- to four-family residences that are delinquent 76 days or more, or other mortgage loans that are delinquent 45 days or more unless the collateral has been sold and closing is imminent.

      When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. In connection with the filing of its periodic reports with the OTS, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

      Assets classified by the Association as substandard, doubtful or loss are included in non-performing loans delinquent 90 days or more or are included in real estate owned. At December 31, 1996, the Association had 11 loans classified as special mention totalling $724,000. All loans are on single family residences with an average balance of $65,798. Several of the foregoing loans were current on December 31, 1996 but are being monitored due to past delinquencies. The Association also had classified 11 loans totalling $847,000 as substandard at December 31, 1996. Ten of these loans were on one- to four-family, owner-occupied residences, with an average balance of $80,400, and one is on combination commercial and residential property, with a balance of $43,000. Three are loans in which the borrower is in bankruptcy and payments are being made by the trustee in bankruptcy and 2 loans are in foreclosure, while the borrowers on the remainder of these loans are on repayment plans. Twelve of the loans totalling $778,000 are classified as either special mention or substandard but do not qualify as non-performing loans because they are less than 90 days delinquent.

      At December 31, 1996, 1995 and 1994, delinquencies in the Association's loan portfolio were as follows:

                                     AT DECEMBER 31, 1996                         AT DECEMBER 31, 1995
                           -----------------------------------------     ---------------------------------------
                               60-89 DAYS         90 DAYS OR MORE            60-89 DAYS        90 DAYS OR MORE
                           -------------------  --------------------     -------------------  ------------------
                            NUMBER   PRINCIPAL   NUMBER    PRINCIPAL      NUMBER     PRINCIPAL NUMBER   PRINCIPAL
                              OF      BALANCE      OF       BALANCE         OF       BALANCE     OF     BALANCE
                             LOANS   OF LOANS     LOANS    OF LOANS        LOANS     OF LOANS  LOANS    OF LOANS
                           --------- ---------  ---------  ---------     ---------   -------  --------  --------
                                                          (DOLLARS IN THOUSANDS)

One- to four-family......         6      $419         10       $811            11      $579         8      $696
Multi-family.............         1        68         --         --             1        20        --        --
Commercial real estate...        --        --         --         --            --        --         1        68
Land and Construction....        --        --         --         --            --        --        --        --
                               ----      ----       ----       ----          ----      ----      ----      ----
  Total loans............         7      $487         10       $811            12      $599         9      $764
                               ====      ====       ====       ====          ====      ====      ====      ====
Delinquent loans to
  total loans............                0.20%                 0.30%                   0.24%               0.30%
                                         ====                  ====                    ====                ====



                                     AT DECEMBER 31, 1994
                           -----------------------------------------
                               60-89 DAYS         90 DAYS OR MORE
                           -------------------  --------------------
                            NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                              OF      BALANCE      OF      BALANCE
                             LOANS   OF LOANS     LOANS    OF LOANS
                           --------- ---------  --------- ----------
                                    (DOLLARS IN THOUSANDS)

One- to four-family......         9      $542         10       $589
Multi-family.............         3       240         --         --
Commercial real estate...        --        --         --         --
Land and Construction....        --        --         --         --
                               ----      ----       ----       ----
  Total loans............        12      $782         10       $589
                               ====      ====       ====       ====
Delinquent loans to
  total loans............                0.31%                 0.24%
                                         ====                  ====

      NON-PERFORMING ASSETS. The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At December 31, 1996 there were no other known problem assets except as described above or as included in the table below.


                                                               AT DECEMBER 31,
                                           --------------------------------------------------------
                                            1996(1)     1995        1994      1993        1992
                                            -------     ----       -----      ----        ----
                                                            (DOLLARS IN THOUSANDS)

Non-accrual delinquent mortgage loans...     $811       $764       $589       $568         $418
Total real estate owned, net of related
  allowance for losses..................      117         47        136         --          146
                                             ----       ----       ----       ----         ----
  Total non-performing assets...........     $928       $811       $725       $568         $564
                                             ====       ====       ====       ====         ====
Non-performing loans to total loans.....     0.30%      0.30%      0.24%      0.26%        0.22%
Total non-performing assets to total assets  0.24%      0.23%      0.21%      0.18%        0.18%


-----------------------------

(1) For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $18,600.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

      The following table sets forth the Association's allowance for possible loan losses at the dates indicated.

                                                           AT DECEMBER 31,
                                         -----------------------------------------------------
                                                1996    1995       1994       1993      1992
                                                ----    ----       ----       ----      ----
                                                        (DOLLARS IN THOUSANDS)

Balance at beginning of period..........       $ 754   $ 738      $ 708      $ 805     $ 735
Provision for loan losses...............          24      16         30         15        70
Charge-offs net of recoveries
 (one- to four-family)..................          --      --         --        (15)       --
Charge-offs net of recoveries
 (multi-family).........................         (27)     --         --        (97)       --
Allowance transferred from (to)
 real estate owned......................          --      --         --         --        --
                                               -----   -----      -----      -----     -----
Balance at end of year..................       $ 751   $ 754      $ 738      $ 708     $ 805
                                               =====   =====      =====      =====     =====
At end of period allocated to:
 Mortgage loans(1)......................       $ 751   $ 754      $ 738      $ 708     $ 805
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period......................         .01%     --%        --%       .06%       --%
Ratio of allowance for loan losses to net
 loans receivable at the end of period..          29     .31        .31        .34       .44
Ratio of allowance for loan losses to
 total non-performing assets at the
 end of period..........................       80.93   92.97     101.79     124.65    142.73
Ratio of allowance for loan losses to
 non-performing loans at the end of
 the period.............................       92.60   98.69     125.30     124.65    192.58


---------------------------
(1) The total amount of the Association's allowance for possible loan losses for each of the periods shown was allocated to mortgage loans. At the end of each reported period, mortgage loans represented in excess of 97% of total loans.

INVESTMENT ACTIVITIES

      The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Association's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At December 31, 1996, the Company and its subsidiaries had investment securities in the aggregate amount of $57.1 million. The investment portfolio is classified as available for sale.

      The following table sets forth certain information regarding the amortized cost and market, or carrying, values of the Company and its subsidiaries' investment securities portfolio at the dates indicated.


                                                     AT DECEMBER 31,
                                  ---------------------------------------------------------
                                        1996               1995                 1994
                                  ------------------ ------------------ -------------------
                                                      (DOLLARS IN THOUSANDS)
                                            CARRYING           CARRYING            CARRYING
                                  AMORTIZED (MARKET) AMORTIZED (MARKET)  AMORTIZED (MARKET)
                                    COST     VALUE     COST     VALUE      COST     VALUE
                                  --------- -------  --------- -------   --------- --------

Interest-bearing deposits:
  Certificates of deposit......... $   198  $   198   $    95   $    95   $    95   $    95
  FHLB daily investment...........   5,122    5,122     6,767     6,767     1,151     1,151
  Other daily investments.........      60       60       712       712       289       289
                                   -------  -------   -------   -------   -------   -------
   Total interest-bearing deposits $ 5,380  $ 5,380   $ 7,574   $ 7,574   $ 1,535   $ 1,535
                                   =======  =======   =======   =======   =======   =======

Investment securities:
  U.S. Government securities and
    obligations(1)................ $47,296  $46,591   $42,692   $41,983   $56,043   $51,177
  Investment in common stock of
    various entities..............     485      663       550       641       968       879
  FHLB-Chicago stock..............   3,108    3,108     3,319     3,319     3,169     3,169
  ARM portfolio fund..............   6,649    6,631     7,170     7,197       206       203
  Municipal bonds ................     130      130       160       160       185       185
  A.I.D. certificates.............       4        4         5         5         6         6
                                   -------  -------   -------   -------   -------   -------
    Total investment securities... $57,672  $57,127   $50,577   $53,305   $57,408   $55,619
                                   =======  =======   =======   =======   =======   =======

---------------------------------------
(1) For a complete description, see Note 2 to the "Notes to Consolidated Financial Statements" in the 1996 Annual Report to Stockholders.

      The table below sets forth  certain  information  regarding  the  carrying
value,   weighted   average  yields  and  maturities  of  the  Company  and  its subsidiaries' investment securities at December 31, 1996.

                                                            AT DECEMBER 31, 1996
                 -------------------------------------------------------------------------------------------------------------------
                  ONE YEAR OR LESS    ONE TO FIVE YEARS   FIVE TO 10 YEARS       MORE THAN 10 YEARS      TOTAL INVESTMENT SECURITIES
                 ------------------  ------------------  -----------------  ---------------------------  ---------------------------
                                                                                                AVERAGE
                           WEIGHTED           WEIGHTED              WEIGHT             WEIGHT  REMAINING        APPROXIMATE WEIGHTED
                  CARRYING AVERAGE   CARRY    AVERAGE   CARRYING  AVERAGED  CARRYING  AVERAGE  YEARS TO CARRYING  MARKET    AVERAGE
                   VALUE    YIELD    VALUE     YIELD     VALUE      YIELD    VALUE     YIELD   MATURITY   VALUE    VALUE     YIELD
                  -------   -----    -----     -----     -----      -----    -----     -----   --------   -----    -----    -------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Government
 securities
 and agency
 obligations....  $ 1,006   6.37%   $32,429     5.55%   $12,655       6.46%  $  501     6.57%    4.5    $46,591   $46,591    5.83%
Investment in
 common stock of
 various entities      --     --         --       --         --         --      663       --      --        663       663      --
FHLB-Chicago stock  3,108   7.00         --       --         --         --       --       --      --      3,108     3,108    7.00
ARM portfolio fund  6,631   6.08         --       --         --         --       --       --      --      6,631     6,631    6.08
Municipal bonds.       --     --        130     4.35         --         --       --       --     4.0        130       130    4.35
A.I.D.
  certificates..       --     --          4     4.13         --         --       --       --     1.9          4         4    4.13
                  -------           -------     ----    -------              ------             ----    -------   -------
 Total..........  $10,745   6.37%   $32,563     5.55%   $12,655       6.46%  $1,164     2.83%    4.5    $57,127   $57,127    5.85%
                  =======   ====    =======     ====    =======       ====   ======     ====    ====    =======   =======    ====

     There were no investment securities (exclusive of obligations of the U.S. Government and federal agencies and the ARM portfolio fund) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1996.

SOURCES OF FUNDS

     GENERAL. Deposits, repayments on loans and mortgage-backed securities, stockholders' equity and FHLB-Chicago advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

      DEPOSITS. The Association offers a variety of deposit accounts having a range of interest rates and terms. The Association's deposits consist of passbook savings, NOW, money market and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Association's deposits are obtained primarily from the areas in which its offices are located. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor does the Association use brokers to obtain deposits. Management constantly monitors the Association's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

      The following table presents the deposit activity of the Association for the periods indicated.

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           1996          1995          1994
                                      ------------  --------------  ------------
                                                (DOLLARS IN THOUSANDS)
Deposits................................  $379,691     $346,859      $304,166
Withdrawals.............................   365,340      337,572       316,791
                                          --------     --------      --------
Net deposits (withdrawals)..............    14,351        9,287       (12,625)
Interest credited on deposits...........    10,774       10,342         7,459
                                          --------     --------      --------
   Total increase (decrease) in deposits  $ 25,125     $ 19,629      $ (5,166)
                                          ========     ========      ========

      At December 31, 1996, the Association had outstanding $36.6 million in deposit accounts in amounts of $100,000 or more maturing as follows:


MATURITY PERIOD                           AMOUNT
                                   ---------------------
                                   (DOLLARS IN THOUSANDS)
Three months or less..........            $18,304
Over three through six months.              7,027
Over six through 12 months....              3,122
Over 12 months................              8,184
                                          -------
      Total...................            $36,637
                                          =======

      The following table sets forth the distribution of the Association's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.


                                                         AT DECEMBER 31,
                     ---------------------------------------------------------------------------------
                                1996                          1995                 1994
                     ---------------------------  -------------------------  -------------------------
                                       WEIGHTED                   WEIGHTED                    WEIGHTED
                              PERCENT   AVERAGE          PERCENT   AVERAGE          PERCENT   AVERAGE
                              OF TOTAL  NOMINAL          OF TOTAL  NOMINAL          OF TOTAL  NOMINAL
                       AMOUNT DEPOSITS   RATE     AMOUNT DEPOSITS   RATE     AMOUNT DEPOSITS    RATE
                       ------ --------  ------    ------ --------  ------    ------ --------  --------
                                                         (DOLLARS IN THOUSANDS)
Transaction accounts:
  NOW................ $ 20,661   7.37%   2.71%  $ 22,493   8.81%    2.71%  $ 17,618   7.48%    2.71%
  Money Market.......   39,770  14.18    3.40     40,073  15.70     3.40     52,241  22.16     3.25
                      --------  -----           --------  -----            --------  -----
    Total............   60,431  21.55             62,566  24.51              69,859  29.64
                      --------  -----           --------  -----            --------  -----
Passbook accounts....   47,317  16.87    3.00     47,295  18.52     3.00     52,015  22.07     3.00
                      --------  -----           --------  -----            --------  -----
Certificate accounts:
  Ninety-one day.....    2,358   0.84    4.86      2,793   1.09     4.96      2,094   0.89     4.23
  Six month..........   30,758  10.97    5.20     31,938  12.51     5.47     30,036  12.74     4.27
  Eight month........   16,125   5.75    5.38     20,438   8.01     5.57         --     --       --
  Twelve month.......   33,016  11.77    5.23     32,960  12.91     5.76     28,664  12.16     4.23
  Eighteen month.....   44,886  16.01    6.11     13,585   5.32     5.66     12,609   5.35     4.84
  Thirty month.......   16,313   5.82    5.76     21,046   8.24     5.21     23,557  10.00     4.60
  Thirty-six month...   19,458   6.94    5.99      9,486   3.72     5.74      7,042   2.99     5.61
  Jumbo..............    9,772   3.48    5.49     13,201   5.17     5.80      9,803   4.16     4.83
  Other..............       --     --      --         --     --       --         --     --       --
                      --------  -----            -------  -----             -------  -----
    Total............  172,686  61.58            145,447  56.97             113,805  48.29
                      --------  -----            -------  -----             -------  -----
Total deposits....... $280,434 100.00%          $255,308 100.00%           $235,679 100.00%
                      ======== ======           ======== ======            ======== ======

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1996, 1995 and 1994 and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                                               PERIOD TO MATURITY
                                                             FROM DECEMBER 31, 1996
                                                         -------------------------------
                                AT DECEMBER 31,           WITHIN     ONE TO
                         ------------------------------
                            1996       1995      1994    ONE YEAR  THREE YEARS(1) TOTAL
                         ---------- ---------- --------- --------  -------------- ------
                                                  (DOLLARS IN THOUSANDS)
Certificate accounts:
   5.99% or less......... $122,404  $126,434   $113,340   $109,110   $13,294    $122,404
   6.00% to 6.99%........   50,282    18,633        465      4,928    45,354      50,282
   7.00% to 7.99%........       --       380         --         --        --          --
   8.00% to 8.99%........       --        --         --         --        --          --
                          --------  --------   --------   --------   -------    --------
    Total................ $172,686  $145,447   $113,805   $114,038   $58,648    $172,686
                          ========  ========   ========   ========   =======    ========


---------------------------
(1) The Association does not offer certificate accounts with a period to maturity exceeding three years.

BORROWINGS

      Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings as an alternative source of funds. The Association obtains advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by Southwest Federal and certain of the Association's mortgage loans, mortgage-backed securities and investment securities. See "Regulation and Supervision--Federal Home Loan Bank System". Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Association, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. In connection with its initial public offering, the Association established an Employee Stock Ownership Plan (the "ESOP"). The ESOP was funded by the proceeds from a $2,240,000 loan from an unaffiliated third-party lender which was refinanced by the Company on September 30, 1994. The loan carries an interest rate of one-eighth of one percent under prime rate, and matures in the year 1999. The loan is secured by the shares of the Company purchased with the loan proceeds. The Association has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan. During 1996, the Company entered into sales of securities under agreements to repurchase (repurchase agreements). These transactions are accounted for as financings, and the obligation to repurchase securities sold are reflected as borrowed money in the consolidated statements of financial condition, while the securities sold continue to be accounted for as assets. The securities sold under agreements to repurchase consisted of mortgage-backed securities, and were held in the Company's account with the broker who arranged the transaction. At December 31, 1996, the Company's FHLB-Chicago advances totalled $54.2 million and repurchase agreements totalled $1.0 million, representing all borrowings and 16.1% of total liabilities.

      The following tables set forth certain information regarding borrowed funds for the dates indicated.

                                                      AT OR FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                          ------------------------------------------------
                                                 1996            1995            1994
                                          ----------------  ---------------  -------------
                                                        (DOLLARS IN THOUSANDS)
    FHLB-Chicago advances:
    Average balance outstanding..........  $  52,162           $47,132         $38,995
    Maximum amount outstanding at any
       month-end during the period.......     59,158            62,375          60,375
    Balance outstanding at end of period.     54,158            52,658          60,375
    Weighted average interest rate during
       the period........................       6.45%             6.35%           4.79%
    Weighted average interest rate at end
       of period.........................       6.37%             6.51%           6.11%


                                                    AT OR FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                          --------------------------------------------
                                                1996            1995          1994
                                          --------------    -------------  -----------
                                                     (DOLLARS IN THOUSANDS)
    Repurchase agreements:

    Average balance outstanding..........    $   458         $    --        $   --
    Maximum amount outstanding at any
       month-end during the period.......      1,000              --            --
    Balance outstanding at end of period.      1,000              --            --
    Weighted average interest rate during
       the period........................      5.53%              --            --
    Weighted average interest rate at end
       of period.........................      5.70%              --            --


SUBSIDIARY ACTIVITIES

      SOUTHWEST SERVICE CORPORATION. Southwest Service Corporation (the "SSC") is primarily engaged in the acquisition of real estate and development into improved residential lots and lots to be used for the construction of condominium buildings and townhomes. At December 31, 1996, SSC was involved in 4 active real estate development projects which are located in the Chicago metropolitan area. At this same date, the Association had an unsecured loan of $600,000 to SSC which was used to pay income tax liabilities which is eliminated in consolidation in the Association's consolidated financial statements. SSC also operates as a full service insurance agency which offers a variety of insurance products and annuities. SSC's income has been a significant component of the Association's non-interest income and was $653,400 for the period ending December 31, 1996.

      Hartz-Southwest Partnership (the "Partnership") is a joint venture partnership entered into between SSC and Hartz Construction Co., Inc. (the "Hartz"), a builder/developer with whom SSC has had a successful and long-standing relationship. The purpose of the partnership is to acquire, develop and sell real property located in the Association's primary lending area. This joint venture has been profitable for the past 7 years. Each of the partners makes a 50% capital contribution in the form of cash to acquire and develop the partnership's properties into sites primarily for single family residences, including townhomes and condominiums. Upon closing of the sale of a developed site, SSC receives a 50% share of the development profit and 25% of the gross profit upon completion of construction of the dwelling by Hartz. SSC's net investment in this partnership at December 31, 1996 was $2.9 million.

      The first project is the Bramblewood Subdivision in Oak Forest, Illinois. As of December 31, 1996, 69 of the 75 single family lots comprising Phase One have been sold and closed. During 1996, 11 contracts were signed at an average selling price of $215,300 and 16 purchases closed with an average profit to SSC of $18,100 each.

      Also during 1996, underground improvements for the 35 lots in Phase Two were completed. Four contracts were signed at an average selling price of $245,000 and one purchase closed with a profit to SSC of $22,800.

      The Association provided a $500,000 line of credit loan to this project using five model homes as collateral. SSC anticipates approximately 20 closings in 1997 with this project to be completed in 1998; however, there can be no assurance that such closings will occur or that the project will be completed in 1998.

      The second project is Timberline Subdivision located in Orland Hills, Illinois. During 1996, 11 contracts on quad townhomes were signed at an average selling price of $120,600 and 17 purchases closed with an average profit to SSC of $9,275 per unit. At December 31, 1996, three contracts were outstanding. Two contracts on single family lots were signed during the year at an average selling price of $188,000. SSC expects this project to be completed in 1997 with the closing of 28 purchases. No financing for this project was provided by the Company or the Association.

      The third project is the Pepperwood Subdivision located in Orland Hills, Illinois. The Village of Orland Hills approved the land plan for this project during the fall of 1996. Installation of site improvements for Phase One commenced shortly thereafter and completion is anticipated in the spring of 1997. Phase One will consist of 66 single family lots with four models currently under construction. The Association provided a $1.4 million line of credit loan to fund site improvements for this project.

      The fourth project is Liberty Square located in Lombard, Illinois. For this project, 4.4 acres were acquired in October, 1996, for the purpose of constructing 112 condominium units in three elevator buildings. Construction of the first building is anticipated in the spring of 1997 and will take approximately nine months for completion. This project site is adjacent to the Yorktown Shopping Center. The Association has an outstanding loan commitment of $1.7 million to fund site improvements and construction of the first building.

      SOUTHWEST BANCSHARES DEVELOPMENT CORPORATION. Southwest Bancshares Development Corporation (the "SBDC") was formed in November, 1992 for joint venture real estate development and is involved in 3 projects at December 31, 1996. During the year ended December 31, 1996, SBDC contributed $269,200 to the non-interest income of the Company.

      The first project is Bailey Park located in Darien, Illinois. As of December 31, 1996, 46 of the 65 units have been sold and closed. During 1996, 16 contracts were signed at an average selling price of $172,300 and 19 purchases closed at an average profit to SBDC of $15,200 per unit. Nineteen units remain at year end, of which three units were partially complete when the property was purchased and 16 are new units. SBDC expects all remaining units to be constructed and sold in 1997. No financing for this project was provided by the Company or Association.

      The second project is the Courtyards of Ford City located in southwest Chicago, with plans to construct 124 condominium units. Construction of the first 24 unit building was completed during the year and the models opened in October of 1996. As of December 31, 1996, four units were sold with closings scheduled for early 1997. The Company originated two line of credit loans to this project during 1996. The first loan for $1.1 million was for site improvements. The second loan for $1.5 million was for the construction of a 24 unit condominium building. The Company has sold a 50% interest in these loans to a local area lender. SBDC anticipates approximately 16 closings in 1997; however, there can be no assurance that such closings will occur in 1997.

      The third project is the Laraway Ridge Subdivision located in New Lenox, Illinois. The lift station servicing this site was completed by the Village of New Lenox during the summer of 1996. At that time, engineering plans were submitted to the Village of New Lenox for their approval. SBDC anticipates the engineering and the offsite improvements on Phase One to be completed by the summer of 1997. This subdivision will consist of 317 single family sites, a 7.5 acre commercial site, 17.5 acres of open land suitable for a park and 11 acres which have been donated for a proposed school. The Company has a $1.1 million loan outstanding on this project. The proceeds of this loan were used for land acquisition.

      Real estate development activities involve risks that could have an adverse effect on the profitability of the Company. SBDC and SSC generally incur substantial costs to acquire land, design projects, install site improvements and engage in marketing activities prior to commencement of construction and receipt of proceeds from sales. Because such costs generally are not recouped until sales of a number of the units are closed, there are negative cash flows in the early stages of the project. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold, or is sold over a longer period of time than initially contemplated, or a combination of these or other factors occurs. All of the real estate development projects are located in the Chicago metropolitan area. Accordingly, the ability to generate income from such projects is dependent, in part, on the economy in that area. Notwithstanding the risks involved, the Company has recorded positive income from real estate development activities during each of the past 7 years. Depending on economic conditions in its primary market area, the Company presently intends to continue real estate development activities at moderate levels consistent with its prior experience. In attempting to insure that risks are minimized, the Company currently monitors the activities of its real estate projects closely. Each project site is visited regularly by an officer. In addition, pro forma operating statements are prepared on each project which are updated or revised as warranted.

      In addition to the risks involved in real estate development activities, pursuant to the OTS capital regulations, for purposes of determining its capital requirements, the Association is required to deduct from capital certain investments in and loans to SSC. See "Regulation and Supervision--The OTS Capital Requirements" for a further discussion of this rule and its effect on the Association.

COMPETITION

      The Chicago metropolitan area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Association, and all of which are competitors of the Association to varying degrees. The Association's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Association faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Association also faces increased competition from other financial institutions such as brokerage firms and insurance companies for deposits. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

      The Association is a community-oriented financial institution serving its market area with a wide selection of residential loans and retail financial services. Management considers the Association's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community bank orientation as well as its relatively high core deposit base.

PERSONNEL

      As of December 31, 1996, the Association had 85 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.


                          REGULATION AND SUPERVISION

GENERAL

      The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision (the "OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act (the "FDI Act").

      The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

      The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender (the "QTL"). See "Federal Savings Institution Regulations - QTL Test". Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (the "BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

      CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Association met each of its capital requirements, in each case on a fully phased-in basis.

      The following table is an analysis of the Association's estimated interest rate risk as of December 31, 1996, as measured by changes in Net Portfolio Value ("NPV") for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments.


                        INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)


                                       NET PORTFOLIO VALUE
                             -------------------------------------------
                                      DOLLARS IN THOUSANDS

               ASSUMED
               CHANGE
              IN RATES      $ AMOUNT       $ CHANGE     % CHANGE
              --------      --------       --------     --------
              +400 bp           -536       -35,996       -102%
              +300 bp          7,842       -27,618        -78%
              +200 bp         16,793       -18,667        -53%
              +100 bp         26,169        -9,291        -26%
                 0 bp         35,460
              -100 bp         43,735         8,275         23%
              -200 bp         50,901        15,441         44%
              -300 bp         57,328        21,868         62%
              -400 bp         65,120        29,660         84%

      At December 31, 1996, 2.0% of the present value of the Association's assets was approximately $7.6 million, which was less than $18.7 million, the decrease in NPV resulting from a 200 basis point change in interest rates. As a result, if the interest rate risk rule were in effect and were applicable, the Association would have been required to make a $5.6 million deduction from total capital in calculating its risk-based capital requirement, although the Association's capital would have remained far in excess of regulatory minimums.

      As noted above, the market value of the Association's net assets would be anticipated to decline significantly in the event of certain designated increases in interest rates. For instance, in the event of a 200 basis point increase in interest rates, NPV is anticipated to fall by $18.7 million or 53%. On the other hand, a decrease in interest rates is anticipated to cause an increase in NPV.

      Certain assumptions related to interest rates, loan prepayment rates, deposit decay rates and the market value of certain assets under the various interest rate scenarios, were utilized by the OTS in assessing the interest rate risk of thrift institutions in preparing the previous table. In the event that interest rates change to the designated levels, there can be no assurance that the Association's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates to the designated levels accompanied by a change in shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

      During the last several years, the Board of Directors has determined to reduce the level of tolerated interest rate risk as measured by the Association's interest rate sensitivity gap and by the changes to its NPV based upon specified interest rate shocks. The actual and targeted levels of tolerated interest rate risk are reviewed on a quarterly basis and are subject to change depending on economic and competitive factors.

      The following table presents the Association's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.


                                              EXCESS           CAPITAL(1)
                                                         -----------------------
                     ACTUAL     REQUIRED    (DEFICIENCY)   ACTUAL     REQUIRED
                    CAPITAL      CAPITAL      AMOUNT      PERCENT      PERCENT
                  ------------  ---------   -----------  ----------  -----------
                                      (DOLLARS IN THOUSANDS)
Tangible.........   $28,187     $ 5,565       $22,622        7.60%       1.50%
Core (Leverage)..    28,187      11,131        17,056        7.60        3.00
Risk-based:
  Tier  I (core)     28,187       7,364        20,823       15.31        4.00
  Total..........   $28,926     $14,728       $14,198       15.71        8.00

-----------------------
(1) Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3% leverage (core) capital ratio, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard.

      A reconciliation between regulatory capital and GAAP capital at December 31, 1996 for the Association is presented below:

                                                                                      TOTAL
                                                            TANGIBLE     CORE       RISK-BASED
                                                             CAPITAL    CAPITAL      CAPITAL
                                                            ---------  ---------   -----------
                                                                   (DOLLARS IN THOUSANDS)
GAAP capital-originally reported to regulatory authorities   $30,715     $30,715    $30,715
Regulatory capital adjustments:
Investment in Non-includables subsidiaries................    (3,162)     (3,162)    (3,162)
   Adjustment for net unrealized losses on certain
     available for sale securities........................       634         634        634
   General valuation allowances...........................        --          --        751
   Other..................................................        --          --        (12)
                                                             -------     -------    -------
     Regulatory Capital...................................   $28,187     $28,187    $28,926
                                                             =======     =======    =======

      PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk- weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less of than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized". A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized". Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized". The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund (the "BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995 whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

      In view of the BIF achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $1.7 million on a pre-tax basis and $1.0 million on an after-tax basis.

      The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay
6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

      The Association's assessment rate for fiscal 1996 ranged from 18 to 23 basis points and the premium paid for this period was $561,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Company is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

      LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Association's limit on loans to one borrower was $4.8 million. At December 31, 1996, the Association's largest aggregate outstanding balance of loans to one borrower consisted of $4.7 million. All loans to this borrower were current.

      QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

      A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Association maintained 86.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Association was a Tier 1 Association.

      LIQUIDITY. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for December 31, 1996 were 15.6% and 4.1%, respectively, which exceeded the then applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

      ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1996 totalled $86,624.

      BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

      TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with related parties or "affiliates" (E.G., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

      ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties", including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

      STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality, earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

      The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. The Association was in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1996, of $3.1 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1996, 1995, and 1994, dividends from the FHLB-Chicago to the Association amounted to $206,000, $218,000, and $139,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Association's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

      GENERAL. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1985, which covered the tax years through 1984. For its 1996 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

      BAD DEBT RESERVES. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

      The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (I.E., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

      A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

      Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's current taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

      Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (I.E., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Association will incur an additional Federal Income Tax liability of approximately $1.3 million over the recapture period.

      DISTRIBUTIONS. Under the 1996 Act, if the Association makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in the Association's income.

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

      CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company and its subsidiaries, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company and its subsidiaries does not expect to be subject to the AMT.

      DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend 80% of any dividends received may be deducted.

      ILLINOIS TAXATION. The Association files Illinois income tax returns. For Illinois income tax purposes, savings institutions are presently taxed at a rate equal to 7.2% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings institutions.

IMPACT OF NEW ACCOUNTING STANDARDS

      The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Association keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the Federal Accounting Standards Board (the "FASB") which are of particular interest to financial institutions.

      Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The Company adopted SFAS No. 121 effective January 1, 1996, resulting in no material impact on the Company's consolidated financial position or results of operations.

      In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122"), "Accounting for Mortgage Servicing Rights". This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS No. 65"), "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 122 effective January 1, 1996, resulting in no material impact on the Company's consolidated financial position or results of operations.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". This statement establishes a fair value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

      SFAS No. 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock option plans. If the intrinsic value method is retained, SFAS No. 123 requires significantly expanded disclosure, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock-based compensation. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will continue to apply the APB Opinion #25 method in preparing its consolidated financial statements.
No options were granted by the Company during 1996 or 1995.

      In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement, among other things, applies a "financial- components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

      In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions. The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------

      The following table sets forth certain information regarding the executive officers of the Company and the Association who are not also directors.

                        Age at      Position with the Company and Association
Name                    12/31/96    and Past Five Years Experience
----                    --------    -------------------------------------------------
Robert J. Eckert           56       Vice President of the Company.  Vice President
                                    and Chief Financial Officer of the Association.

Michael J. Gembara         37       Vice President of the Company.  Vice President of
                                    Subsidiary Operations of the Association.

Ronald D. Phares           62       Vice President of the Company.  Senior Vice
                                    President and Chief Operations Officer of
                                    the Association.

Mary A. McNally            39       Corporate Secretary of the Company.  Vice
                                    President, Secretary and Chief Lending Officer of
                                    the Association.

Robert C. Olson            50       Comptroller of the Company.  Treasurer and
                                    Controller of the Association.

Noralee Goossens           39       Assistant Secretary of the Company.  Assistant Vice
                                    President and  Assistant  Secretary of the
                                    Association.

Kurt R. Kluever            47       Vice President of Marketing and Security Officer of
                                    the Association.

Elaine P. Mankus           58       Vice President of the Association since 1990.


ITEM 2.  PROPERTIES.
-------------------

      The Company is located and conducts its business at the Association's Hometown office, located at 4062 Southwest Highway in Hometown, Illinois. The Association conducts its business through its main office facility at 3525 West 63rd Street in Chicago, Illinois. The Association also has branch offices at 5830 W. 35th Street in Cicero, Illinois, at 9640 S. Pulaski Road and 10270 S. Central Avenue, in Oak Lawn, Illinois and at 9850 W. 159th Street in Orland Park, Illinois. See Note 9 to the "Notes to Consolidated Financial Statements" for the net book value of the Association's premises and equipment and for liability under the lease commitments in the 1996 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

      None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

      Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1996 Annual Report to Stockholders on pages 21 and 52 and is incorporated herein by reference. On February 11, 1997, the Company had 375 registered shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

      The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1996 Annual Report to Stockholders on pages 4 and 5 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

      The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 6 through 21 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

      The Consolidated Financial Statements of Southwest Bancshares, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 1996 Annual Report to Stockholders on pages 22 through 51 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE.
----------

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, on pages 4 through 7. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

      The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, on pages 8 through 17 (excluding the Compensation Committee Report and the Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, on pages 3 and 5 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, on page 18.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)   The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                       PAGE
                                                                       ----

      Independent Auditors' Report................................     22

      Consolidated Statements of Financial
      Condition as of December 31, 1996 and 1995..................     23

      Consolidated Statements of Earnings
      for the Years Ended December 31, 1996,
      1995 and 1994...............................................     24

      Consolidated Statements of Changes in
      Stockholders' Equity for Three Years Ended
      December 31, 1996...........................................     25

      Consolidated Statements of Cash Flows for
      the Years Ended December 31, 1996,
      1995 and 1994...............................................   26 - 27

      Notes to Consolidated Financial Statements..................   28 - 51

The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)   Exhibits

      (a)   The following exhibits are filed as part of this report:

            3.1 Amended Certificate of Incorporation of Southwest Bancshares, Inc.*
            3.2    Bylaws of Southwest Bancshares, Inc.*
            4.0    Stock Certificate of Southwest Bancshares, Inc.*
           10.1    Amended   and  Restated  Employment  Agreement  between   the
                   Association and Richard E. Webber*
           10.2 Supplemental Stock Bonus Retirement Agreement between the Association and Richard E. Webber and the Association and Albert Rodrigues*
           10.3(a) Form of Recognition and Retention Plan and Trust**
               (b) Amendments to Recognition and Retention Plan and Trust***
           10.4    Incentive Stock Option Plan**
           10.5    Stock Option Plan for Outside Directors**
           11.0    Computation of earnings per share on separate sheet
           13.0    Portions of the 1996 Annual Report to Stockholders
                   (filed herewith)
           21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
           23.0    Consent of Cobitz, VandenBerg & Fennessy (filed herewith)
           27.0    Financial Data Schedule (filed herewith)

      (b)  Reports on Form 8-K
           None






------------------------------------
* Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on March 13, 1992 and April 24, 1992, respectively, Registration No. 33-46409.
** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Stockholders filed on September 11, 1992.
*** Incorporated herein by reference to Exhibit 10.3(b) of the Form 10-K for the year ended December 31, 1994.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHWEST BANCSHARES, INC.


                                    By: /s/ Richard E. Webber
                                    -------------------------------------
                                    Richard E. Webber
DATED:  March 21, 1997              President, Chief Financial
                                    Officer and Director
                                    (Principal Executive Officer,
                                    Principal Financial Officer
                                    and Principal Accounting Officer)

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                         Title                          Date
      ----                         -----                          ----

/s/ Richard E. Webber             President, Chief Financial      March 21, 1997
-----------------------------
Richard E. Webber                 Officer and Director
                                  (Principal Executive Officer,
                                  Principal Financial Officer
                                  and Principal Accounting Officer)

/s/ Lawrence M. Cox               Chairman of the Board of        March 21, 1997
----------------------------      Directors
Lawrence M. Cox

/s/ Albert Rodrigues              Director                        March 21, 1997
----------------------------
Albert Rodrigues

/s/ James W. Gee, Sr.             Director                        March 21, 1997
----------------------------
James W. Gee, Sr.

/s/ Joseph A. Herbert             Director                        March 21, 1997
----------------------------
Joseph A. Herbert

/s/ Robert E. Lawler, D.D.S.      Director                        March 21, 1997
----------------------------
Robert E. Lawler, D.D.S.

/s/ Frank J. Muriello             Director                        March 21, 1997
----------------------------
Frank J. Muriello