Form 10-Q
period 1997-03-31
SOUTHWEST BANCSHARES INC /NEW/
filed 1997-05-09
CIK 885942

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended March 31, 1997.


                           Commission File No. 0-19968


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


             (1)  Yes      X      No
                      ----------     ----------

             (2)  Yes      X      No
                      ----------     ----------


     As of May 5, 1997, the Registrant had 2,640,492 shares of Common Stock outstanding.

                           SOUTHWEST BANCSHARES, INC.


                                   Form 10-Q
                                     Index


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheet as of
          March 31, 1997 and December 31, 1996                              3

          Consolidated Income Statement
          for the three months ended
          March 31, 1997 and March 31, 1996                                 4

          Consolidated Statement of Cash
          Flows for the three months ended
          March 31, 1997 and March 31, 1996                                 5

          Notes to Consolidated Financial
          Statements                                                      6-7


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  8-15


PART II.  OTHER INFORMATION                                                16

          Signatures                                                       17



                                            SOUTHWEST BANCSHARES, INC.
                                            CONSOLIDATED BALANCE SHEET
                                                 (In Thousands)


                                                                                      March 31,      December 31,
                                                                                        1997             1996
                                                                                  ---------------   --------------
                                                                                    (UNAUDITED)       (AUDITED)
        ASSETS:
                Cash and amounts due from depository institutions .............  $       7,249           6,300
                Interest-bearing deposits .....................................            404           5,380
                U.S. Government and agency obligations, available for sale ....         44,169          46,591
                Mortgage-backed securities, available for sale ................         30,195          32,840
                Loans receivable, net .........................................        267,370         262,431
                Foreclosed real estate ........................................              0             117
                Stock in Federal Home Loan Bank of Chicago ....................          3,108           3,108
                Other investments, available for sale .........................            805           7,428
                Investment in joint ventures ..................................          7,124           7,072
                Accrued interest receivable ...................................          2,366           2,274
                Office property and equipment, net ............................          2,991           3,080
                Prepaid expenses and other assets .............................          5,782           5,740
                                                                                 -------------    ------------
                        Total assets ..........................................        371,563         382,361
                                                                                 =============    ============
        LIABILITIES:
                Deposits ......................................................        278,093         280,434
                Borrowed Money ................................................         47,450          55,158
                Advance payments by borrowers for taxes and insurance .........          1,237           2,335
                Other liabilities .............................................          4,702           4,575
                                                                                 -------------    ------------
                        Total liabilities .....................................        331,482         342,502
                                                                                 -------------    ------------
        STOCKHOLDERS' EQUITY:
                Preferred stock, $.01 par value; authorized
                1,000,000 shares; none outstanding ............................              0               0
                Common stock, $.01 par value; authorized
                5,000,000 shares; issued 4,439,475 shares
                and outstanding 2,638,812 shares at March 31, 1997
                and 2,637,461 shares at December 31, 1996 .....................             44              44
                Additional paid-in capital ....................................         29,159          29,140
                Retained earnings, substantially restricted ...................         40,751          40,257
                Unrealized loss on available for sale securities ..............         (1,061)           (637)
                Treasury stock, at cost (1,800,663 shares at March 31, 1997
                and 1,800,259 shares at December 31, 1996) ....................        (28,191)        (28,183)
                Common stock acquired by Employee Stock
                Ownership Plan ................................................           (560)           (640)
                Common stock awarded by Management Recognition
                Plan ..........................................................            (61)           (122)
                                                                                 -------------     -----------
                        Total stockholders' equity.............................         40,081          39,859
                                                                                 -------------     -----------
                        Total liabilities and stockholders' equity ............  $     371,563         382,361
                                                                                 =============     ===========

                See notes to consolidated financial statements.



                                               SOUTHWEST BANCSHARES, INC.
                                             CONSOLIDATED INCOME STATEMENT
                                                    (In Thousands)
                                                     (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   ----------------------------------
                                                                                       1997                   1996
                                                                                   ------------          ------------
Interest Income:
        Interest on loans ........................................                $       5,650                 5,298
        Interest on mortgage-backed securities ...................                          535                   514
        Interest on investment securities ........................                          725                   666
        Interest on other financial assets .......................                           93                   129
        Dividends on FHLB stock ..................................                           52                    52
                                                                                   ------------         -------------
               Total interest income .............................                        7,055                 6,659
                                                                                   ------------         -------------
Interest Expense:
        Interest on deposits .....................................                        3,198                 2,814
        Interest on borrowings ...................................                          814                   826
                                                                                   ------------        --------------
               Total interest expense ............................                        4,012                 3,640
                                                                                   ------------        --------------
Net interest income before provision for loan losses..............                        3,043                 3,019
Provision for loan losses ........................................                            6                     6
                                                                                   ------------        --------------
Net interest income after provision for loan losses...............                        3,037                 3,013
                                                                                   ------------        --------------
Non-interest Income:
        Fees and service charges .................................                           52                    17
        Insurance commissions ....................................                           40                    36
        Income from joint ventures ...............................                          102                   113
        Gain on sale of securities available for sale ............                           15                     0
        Gain (loss) on sale of real estate owned (net) ...........                           (4)                    0
        Miscellaneous income .....................................                           77                   102
                                                                                   ------------        --------------
               Total non-interest income .........................                          282                   268
                                                                                   ------------        --------------
Non-interest Expense:
        Compensation, employee benefits and related expenses .....                        1,087                 1,084
        Advertising and promotion ................................                           26                    31
        Occupancy and equipment expense...........................                          303                   312
        Data processing ..........................................                           77                    71
        Insurance premiums .......................................                          108                   224
        Legal, audit and examination services ....................                           55                    48
        Other operating expenses .................................                          146                   192
                                                                                   ------------        --------------
               Total non-interest expense ..........................                      1,802                 1,962
                                                                                   ------------        --------------
Income before income taxes ....................................                           1,517                 1,319
Provision for federal and state income taxes ..................                             521                   444
                                                                                   ------------        --------------
Net income .....................................................                  $         996                   875
                                                                                   ============        ==============

Net income per share (primary) ................................                   $        0.36                  0.29
Net income per share (fully diluted) ..........................                   $        0.36                  0.29
Dividends declared per common share ...........................                   $        0.19                  0.18


See notes to consolidated financial statements.           -4-



                                                    SOUTHWEST BANCSHARES, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (In Thousands)
                                                                                              Three Months Ended March 31,
                                                                                       ----------------------------------------
                                                                                             1997                   1996
                                                                                       ----------------------------------------
                                                                                           (UNAUDITED)           (UNAUDITED)
          Cash flows from operating activities:
                 Net income .................................................          $       996                   875
                 Adjustments to reconcile net income to net cash from operating activities:
                         Depreciation ..........................................                99                   105
                         Amortization of cost of stock benefit plans ...........               141                   141
                         Net loss on sale of mortgage-backed securities,
                            available for sale .................................                32                     0
                         Net gain on sale of investment securities, available
                            for sale ...........................................               (47)                    0
                         Net loss on sale of foreclosed real estate ............                 4                     0
                         Provision for loan losses-net .........................                 6                     6
                         Decrease in prepaid and deferred federal
                           and state income taxes ..............................               517                   449
                         Increase in accrued interest receivable ...............               (92)                  (18)
                         Increase in accrued interest payable ..................                23                    27
                         Increase in other assets ..............................              (257)                 (390)
                         Increase in other liabilities .........................               104                   241
                                                                                        ----------            ----------
          Net cash provided by operating activities .......................                  1,526                 1,436
                                                                                        ----------            ----------
          Cash flows from investing activities:
                 Purchase of investment securities, available for sale ......               (1,000)               (6,104)
                 Proceeds from sales of mortgage backed securities,
                    available for sale ......................................                1,473                     0
                 Proceeds from maturities of mortgage-backed securities,
                    available for sale ......................................                  777                   603
                 Proceeds from sales of investment securities, available
                    for sale ................................................                6,736                     0
                 Proceeds from maturities of investment securities,
                    available for sale ......................................                3,000                 9,000
                 Proceeds from sale of stock in Federal Home Loan Bank ......                    0                   687
                 Participation loans purchased ..............................               (1,345)                 (100)
                 Participation loans sold ...................................                2,078                     0
                 Proceeds from sale of foreclosed real estate ...............                  113                     0
                 Loan disbursements .........................................              (13,484)              (10,077)
                 Loan repayments ............................................                7,806                 9,922
                 Property and equipment expenditures ........................                  (10)                 (490)
                 Investments in joint ventures ..............................                  (52)                  (87)
                                                                                        ----------            ----------
          Net cash provided by investing activities .......................                  6,092                 3,354
                                                                                        ----------            ----------
          Cash flows from financing activities:
                 Deposit receipts ...........................................               90,162                74,617
                 Deposit withdrawals ........................................              (95,363)              (79,247)
                 Interest credited to deposit accounts ......................                2,860                 2,502
                 Proceeds of borrowed money .................................                2,000                     0
                 Repayment of borrowed funds ................................               (9,708)               (3,000)
                 Decrease in advance payments by borrowers for
                   taxes and insurance ......................................               (1,098)               (1,211)
                 Proceeds from exercise of stock options ....................                   12                   388
                 Purchase of treasury stock .................................                   (8)               (4,359)
                 Dividends paid on common stock .............................                 (502)                 (514)
                                                                                        ----------            ----------
          Net cash provided for financing activities ......................                (11,645)              (10,824)
                                                                                        ----------            ----------
          Decrease in Cash and cash equivalents ...........................                 (4,027)               (6,034)
          Cash and cash equivalents at beginning of period ................                 11,680                15,868
                                                                                        ----------            ----------
          Cash and cash equivalents at end of period ......................            $     7,653                 9,834
                                                                                        ==========            ==========
          Cash paid during the period for:
                 Interest ...................................................          $     3,989                 3,613
                 Income taxes ...............................................                    4                    22
          Non-cash investing activities:
                 Transfer of loans to foreclosed real estate ................                    0                    68
                                                                                        ==========            ==========

          See notes to consolidated financial statements.        -5-

                          SOUTHWEST BANCSHARES, INC.


Notes to Consolidated Financial Statements
------------------------------------------

1.  Statement of Information Furnished
--------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Southwest Bancshares, Inc. and its consolidated subsidiaries Southwest Federal Savings and Loan Association of Chicago and Southwest Bancshares Development Corporation. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

2.   Earnings Per Share
-----------------------

     Southwest Bancshares, Inc. presents earnings per share on a primary and a fully diluted basis. Earnings per share were computed by dividing net income by the average number of common equivalent shares outstanding during the period. Common equivalent shares include shares issuable under the stock option plans.

3.   Impact of New Accounting Standards
---------------------------------------

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS No. 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

     In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No. 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions. The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No.
127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". The statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The statement establishes standards for computing and presenting EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on its review of the statement, management believes the adoption of SFAS No. 128 will have no material effect on diluted earnings per share of the Company.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Southwest Bancshares, Inc. (the "Company") is the holding company for Southwest Federal Savings and Loan Association of Chicago (the "Association") and Southwest Bancshares Development Corporation, a company engaged in real estate development through joint venture partnerships. The Association operates a wholly-owned subsidiary, Southwest Service Corporation, which also engages in real estate development activities as well as operates a full service insurance agency.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are the Association's deposits and proceeds from principal and interest payments on loans and mortgage-backed securities, advances from the FHLB-Chicago and proceeds from the maturity of investments. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As of March 31, 1997 the Association had outstanding loan commitments of $12.6 million, with an average interest rate of 8.41%, of which the majority were fixed-rate loans. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997 totalled $147.9 million. Based upon the Association's experience, management believes that a significant portion of such deposits will remain with the Association.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $1.5 million for the three months ended March 31, 1997 as compared to $1.4 million for the three months ended March 31, 1996. Net cash provided from investing activities was $6.1 million for the three months ended March 31, 1997 as compared to $3.4 million provided for investing activities in the comparable period of 1996. Net cash provided for financing activities was $11.6 million and $10.8 million for the three month periods ended March 31, 1997 and 1996, respectively.

The primary investment activity of the Company is the origination of mortgage loans and the purchase of mortgage-backed and mortgage-related securities. The Company disbursed $13.5 million in mortgage loans for the three month period ended March 31, 1997 as compared to $10.1 million for the same three month period of 1996. The Company also purchased $1.3 million in participation loans for the three month period ended March 31, 1997 as compared to $100,000 in the comparable period of 1996 and sold $2.1 million in participation loans during the three month period ended March 31, 1997 while having no participation loan sales during this same period of 1996. The Company purchased $1.0 million of investment securities during the three months ended March 31, 1997 as compared to $6.1 million in the same period of 1996. Proceeds from sales of mortgage-backed securities and from sales of investment securities during the three month period ended March 31, 1997 of $1.5 million and $6.7 million, respectively, compared to no sales during the same period of 1996. Proceeds from maturities of mortgage-backed securities of $777,000 during the three month period ended March 31, 1997 compares to $603,000 for the same period of 1996 and proceeds from maturities of investment securities of $3.0 million during the three month period ended March 31, 1997 compares to $9.0 million in the same period of 1996.

The Association is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 15.45% at March 31, 1997.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997, cash and cash equivalents totalled $7.7 million.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. The core capital requirement was effectively increased to 4% since OTS regulations stipulate that an institution with less than 4% core capital will be deemed to be "undercapitalized". As of March 31, 1997, the Association's actual capital percentages for tangible capital of 8.05%, core capital of 8.05%, and current risk-based capital of 16.62% significantly exceed the regulatory requirement for each category. In addition, under the OTS's prompt corrective action regulations, the Association is considered a "well capitalized" institution.

Mortgage-Backed Securities - As part of its asset and liability management strategy and to complement its mortgage lending and investment activities, the Company invests in mortgage-backed and mortgage-related securities. The Company has designated its entire portfolio of mortgage-backed and mortgage-related securities as "available for sale" and are accounted for at fair market value, and unrealized gains or losses are reported net of taxes as a separate component of stockholders' equity.

As of March 31, 1997, all of the mortgage-backed and mortgage-related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency and are typically rated in one of the two highest rated categories by a nationally recognized rating agency.

Consistent with its asset and liability management strategy, $18.1 million or 59.83% of the Company's mortgage-backed and mortgage-related securities have adjustable interest rates, thereby reducing the impact of changing interest rates on these securities. However, because these securities are subject to prepayments, the Company's yield on this portfolio could be adversely affected if significant prepayments occur.

Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") purchased by the Company are not classified as "high risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of CMO and REMIC securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and REMICs to determine whether they are high risk or non-high risk securities. All CMOs and REMICs are subjected to this stress test quarterly and at March 31, 1997, all were considered to be low risk securities.

Non-Performing Assets - The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 1997 there were no other known problem assets except as included in the table below.


                                                  NON-PERFORMING ASSETS
                                                 (Dollars in Thousands)
                                                      (Unaudited)


------------------------------------------------------------------------------------------------------------------------
                                                         March 31      Dec. 31      Sept. 30      June 30      March 31
                                                          1997          1996          1996         1996          1996
------------------------------------------------------------------------------------------------------------------------
Non-accrual delinquent
mortgage loans......................................      $671          $811          $781        $430           $752

Total real estate owned,
net of related allowance
for loan losses.....................................         0           117            47          47            115
                                                       --------------------------------------------------------------

Total non-performing
assets..............................................       671           928          $828        $477           $867
                                                       ==============================================================

Allowance for loan
losses..............................................      $757          $751          $772        $766           $760



Total non-performing
assets to total assets..............................      0.18%         0.24%         0.22%       0.13%         0.25%

Total non-performing
loans to gross loans................................      0.24%         0.30%         0.29%       0.16%         0.30%

Allowance for loan losses
to total non-performing
loans...............................................    112.82%        92.60%        98.85%     178.14%       101.06%


                            Interest Rate Sensitivity

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Association has assumed that its passbook savings, NOW and money market accounts, which totalled $105.9 million at March 31, 1997, are withdrawn at the annual percentage rates of 6%, 38% and 15%, respectively. These withdrawal rates, as well as loan prepayment assumptions, are based on the Association's historical experience regarding loan prepayments and deposit withdrawals.

                                                                                At March 31, 1997
                                            ----------------------------------------------------------------------------------------
                                                                                   More     More Than  More Than
                                                                    More Than   Than Three    Five     10 Years
                                               0-3         4-12    One Year to    Years to   Years to      to     More Than
                                              Months      Months   Three Years  Five Years  10 Years   20 Years    20 Years   Total
                                            ----------  ---------  ----------- ----------- ----------- ---------  --------- --------
                                                                                 (Dollars in thousands)

Interest-earning assets:
    Mortgage loans (1) ....................    22,603     22,886      52,236      40,569      65,611    51,635      7,459   262,999
    Other loans (1) .......................     7,544        ---         102         ---        ---        ---        ---     7,646
    Interest-bearing deposits .............       304        100         ---         ---        ---        ---        ---       404
    Mortgage-backed securities ............    18,804      1,041       2,376       1,902      3,224      3,154        755    31,256
    Investment securities .................     6,491     14,850      12,000       5,630     10,000        ---        ---    48,971
                                           ----------- ----------- -----------   --------- ---------- ---------- ---------- --------
         Total interest-earning
           assets .........................    55,746     38,877      66,714      48,101     78,835     54,789      8,214   351,276

Less:
    Unearned discount and
      deferred fees .......................      (288)      (292)       (666)       (517)      (836)      (657)       (95)   (3,351)
                                           ----------- ----------- -----------  ---------- ---------- ---------- ---------- --------
         Net interest-earning
           assets .........................    55,458     38,585      66,048      47,584     77,999     54,132      8,119   347,925
                                           =========== =========== ===========  ========== ========== ========== ========== ========
Interest-bearing liabilities:
    Passbook accounts .....................       735      2,161       2,780       2,607      2,444      2,292     34,434    47,453
    NOW accounts ..........................     2,142      5,308       6,566       1,754      2,354      1,290        243    19,657
    Money market accounts .................     1,458      4,160       5,006       4,268      3,639      3,102     17,153    38,786
    Certificate accounts ..................    38,632    109,269      24,296         ---        ---        ---        ---   172,197
    Borrowed funds ........................     9,600      4,000      30,200       3,650        ---        ---        ---    47,450
                                           ----------- ----------- -----------  ---------- ---------- ---------- ---------- --------
         Total interest-bearing
           liabilities ....................    52,567    124,898      68,848      12,279      8,437      6,684     51,830   325,543
                                           =========== =========== ===========  ========== ========== ========== ========== ========
    Interest sensitivity gap ..............     2,891    (86,313)     (2,800)     35,305     69,562     47,448    (43,711)   22,382
    Cumulative interest sensitivity gap ...     2,891    (83,422)    (86,222)    (50,917)    18,645     66,093     22,382
    Cumulative interest sensitivity gap
      as a percentage of total assets .....      0.78 %   (22.45)%    (23.21)%    (13.70)%     5.02 %    17.79 %     6.02 %
    Cumulative net interest-earning
      assets as a percentage of interest-
      sensitive liabilities ...............    105.50 %    52.99 %     64.99 %     80.31 %   106.98 %   124.15 %   106.88 %

------------
(1)  For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans and undisbursed loan proceeds but are not reduced by the allowance for loan losses. At March 31, 1997, non-performing loans and undisbursed loan proceeds totalled $671,000 and $9.3 million, respectively.


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

In this current environment of narrowing interest margins, management intends to decrease the interest rate sensitivity by extending liability maturities and shortening the investment portfolio.
                                                              -11-

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



                                                                    Three Months Ended March 31,
                                                   ------------------------------------------------------------      At March 31,
                                                                1997                          1996                      1997
                                                   ------------------------------ ----------------------------- --------------------
                                                    Average             Average    Average            Average              Average
                                                    Balance   Interest Yield/Cost  Balance  Interest Yield/Cost  Balance  Yield/Cost
                                                   ---------  -------- ---------- --------- -------- ---------- --------- ----------

Assets:
Interest-earning assets:
     Mortgage loans, net ........................... $258,060   $5,493    8.51 %   $242,739   $5,263    8.67 %   $259,724    8.11 %
     Other loans ...................................    7,357      157    8.54        1,727       35    8.11        7,646    8.92
     Mortgage-backed securities ....................   32,198      535    6.65       31,107      514    6.61       31,094    6.71
     Interest-bearing deposits .....................    6,095       93    6.10        7,749      129    6.66          404    5.51
     Investment securities .........................   52,401      777    5.93       51,497      718    5.58       48,971    5.81
                                                     --------- --------  ------   ----------  -------  ------   ----------  -----
         Total interest-earning assets .............  356,111    7,055    7.92      334,819    6,659    7.96      347,839    7.68
Non-interest earning assets ........................   23,135                        20,031                        23,724
                                                     ---------                    ----------                    ----------
             Total assets .......................... $379,246                      $354,850                      $371,563
                                                     =========                    ==========                    ==========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .................................   47,277      355    3.00       46,848      356    3.04       47,453    3.01
          Certificate ..............................  172,640    2,377    5.51      145,662    1,984    5.45      172,197    5.63
          NOW and money market accounts ............   59,473      466    3.13       60,595      474    3.13       58,443    3.15
     Borrowed funds:
          FHLB advances and other ..................   51,379      814    6.34       50,408      826    6.55       47,450    6.51
                                                     --------- --------  ------   ----------  -------  ------   ----------  ------
             Total interest-bearing liabilities.....  330,769    4,012    4.85      303,513    3,640    4.80      325,543    4.93
Other liabilities ..................................    8,507                         5,682                         5,939
                                                     ---------                    ----------                    ----------
             Total liabilities .....................  339,276                       309,195                       331,482
Stockholders' equity ...............................   39,970                        45,655                        40,081
                                                     ---------                    ----------                    ----------
             Total liabilities and stockholders'
                    equity ......................... $379,246                      $354,850                      $371,563
                                                     =========                    ==========                    ==========

Net interest income/interest rate spread (1) .......             3,043    3.07                 3,019    3.16                 2.75
Net earning assets/net interest margin (2) ......... $ 25,342             3.42 %    $31,306             3.61 %               3.06 %
                                                     =========           ======   ==========           ======               ======

Ratio of interest-earning assets to interest-bearing
  liabilities ......................................     1.08 x                        1.10 x                        1.07 x
                                                     =========                    ==========                    ==========

 (1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

 (2) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.


FINANCIAL CONDITION
-------------------

The assets of the Company decreased $10.8 million, or 2.82%, to $371.6 million for the three month period ended March 31, 1997 from $382.4 million at December 31, 1996. This decrease primarily resulted from a $4.0 million decrease in cash and interest-bearing deposits, a $2.4 million decrease in U.S. Government and agency obligations, available for sale, a $2.6 million decrease in mortgage-backed securities, available for sale, and a $6.6 million decrease in other investments, available for sale, all partially offset by the $4.9 million increase in net loans receivable.

During the three month period ended March 31, 1997, cash and interest-bearing deposits decreased by $4.0 million, or 34.48%, to $7.7 million at March 31, 1997 from $11.7 million at December 31, 1996. U.S. Government and agency obligations, available for sale, decreased $2.4 million, or 5.20%, to $44.2 million at March 31, 1997 from $46.6 million at December 31, 1996, primarily as a result of maturities of government securities and market value adjustments.

Mortgage-backed securities, available for sale decreased $2.6 million, or 8.05%, to $30.2 million at March 31, 1997 from $32.8 million at December 31, 1996, as a result of sales of $1.5 million along with principal repayments and market value adjustments.

Loans receivable increased $4.9 million, or 1.88%, to $267.4 million for the three months ended March 31, 1997 from $262.4 million at December 31, 1996. This resulted primarily from funding $14.8 million in new loans and participation loan purchases which were offset by loan repayments and participation loans sold of $9.9 million.

The Association has no foreclosed real estate at the three month period ended March 31, 1997 as compared to $117,000 at December 31, 1996.

Other investments, available for sale decreased $6.6 million, or 89.16%, to $805,000 at March 31, 1997 as compared to $7.4 million at December 31, 1996, primarily as a result of the sale of an ARM loan mutual fund.

Savings deposits for the three month period ended March 31, 1997 decreased by $2.3 million, or 0.83%, as withdrawal activity of $95.4 million exceeded deposit receipts of $90.2 million and interest credited to deposit accounts of $2.9 million.

Borrowed money decreased $7.7 million, or 13.97%, in the three month period ended March 31, 1997, to $47.5 million from $55.2 million at December 31, 1996, as borrowings were repaid.

Stockholders' equity increased $222,000, or 0.56%, for the three month period ended March 31, 1997, to $40.1 million at March 31, 1997 from $39.9 million at December 31, 1996, as a result of net income of $996,000 which was partially offset by the dividend payment of $502,000 and the $424,000 increase in the unrealized loss on available for sale securities.

ANALYSIS OF OPERATIONS
----------------------

Net income of $996,000 for the three months ended March 31, 1997 increased by $121,000, or 13.83%, from $875,000 for the three month period ended March 31, 1996. The increase is primarily attributable to the reduction in non-interest expenses of $160,000, increases in net interest income after provision for loan losses of $24,000 and the increase in non-interest income of $14,000, which were offset by the increased income tax provision of $77,000.

Interest income increased to $7.1 million for the three month period ended March 31, 1997 from $6.7 million for the three month period ended March 31, 1996, an increase of $396,000, or 5.95%, primarily as a result of an increase in the amount of loans receivable.

Interest expense of $4.0 million for the three month period ended March 31, 1997 increased by $372,000, or 10.22%, from $3.6 million for the three month period ended March 31, 1996. The increase is primarily related to the increase in the amount of certificates of deposit.

The Association calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. As a result of this review, loan loss provisions are recorded. A provision of $6,000 was established for the three months ended March 31, 1997, which is the same as the $6,000 provision established for the three months ended March 31, 1996. The ratio of non-performing loans to total loans was .24% as of March 31, 1997 as compared to
 .30% at December 31, 1996. The allowance for loan losses to non-performing loans was 112.82% as of March 31, 1997 as compared to 92.60% as of December 31, 1996. Management believes its provision for loan losses is adequate, given the risks inherent in its loan portfolio and the current regulatory and economic environment. Although the Association believes its allowance for losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.


     Activity in the allowance for loan losses for all periods presented in the consolidated income statement is included in the following table.



                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                    Three Months Ended
                                                         March 31,
                                             ---------------------------------
                                                   1997              1996
                                             ---------------   ---------------

     Balance at beginning of period..........      $751              $754
     Provision for loan losses...............         6                 6
     Write downs charged to allowance........         0                 0
     Recoveries of amounts previously
        charged off..........................         0                 0
                                                   ----              ----
     Balance at end of period................      $757              $760
                                                   ====              ====

Non-interest income increased $14,000, or 5.22%, to $282,000 for the quarter ended March 31, 1997 from $268,000 for the three month period ended March 31, 1996. This increase is primarily the result of increases in fees and service charges of $35,000, gain on sale of securities available for sale of $15,000 and insurance commissions of $4,000, which were partially offset by the $25,000 reduction in miscellaneous income, joint venture income reduction of $11,000 and the $4,000 net loss on the sale of real estate owned.

Non-interest expense for the three months ended March 31, 1997 decreased $160,000, or 8.15%, to $1.8 million from $2.0 million at March 31, 1996. This decrease was primarily the result of the $116,000 decrease in insurance premium expense as a result of the reduced quarterly SAIF insurance expense. The $46,000 reduction in other operating expenses along with modest decreases in advertising and promotion and occupancy and equipment expenses were also contributing factors which were all partially offset by modest increases in compensation, data processing and legal and audit expenses.

The provision for federal and state income taxes increased $77,000, or 17.34%, as a result of the increase in pre-tax income of $198,000, or 15.01%. The provision was increased to $521,000 for the three month period ended March 31, 1997 from $444,000 for the three month period ended March 31, 1996.

RECENT DEVELOPMENTS
-------------------

On February 12, 1997 the Company announced a quarterly cash dividend of 19 cents per share which was paid on March 12, 1997 to shareholders of record on February 26, 1997.

On July 16, 1996 the Company announced its intention to repurchase up to 100,000 shares, or approximately 5% of its outstanding shares at that time. With the 3-for-2 stock split announced in the fourth quarter of 1996 the amount of shares authorized to repurchase increased to 150,000. This repurchase program continues and is to be accomplished by purchasing shares in open market transactions, from time to time, subject to availability. As of May 5, 1997, 49,321 shares have been purchased.

Thrift Rechartering Legislation. The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Company is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. See Form 10-K for the fiscal year ended December 31, 1996 for a discussion of the proposed legislation.

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

Item 4.      Submission of Matters to a Vote of Security-Holders
                Not applicable

Item 5.      Other Information
                Not applicable

Item 6.      Exhibits and Reports on Form 8-K
             a.  Exhibits
                   3.1 Amended Certificate of Incorporation of Southwest Bancshares, Inc.*
                   3.2   Bylaws of Southwest Bancshares, Inc.*
                  11.0   Statement regarding Computation of Earnings Per Share


                                                                          Quarter Ended
                                                                          March 31, 1997
                                                                       ------------------
                         Net Income                                         $  996,000
                                                                            ==========

                         Weighted average shares outstanding                 2,638,422

                         Common stock equivalents due to
                              dilutive effect on stock options                 116,996
                                                                            ----------

                         Total weighted average common shares
                              and equivalents outstanding                    2,755,418
                                                                            ==========

                         Primary earnings per share                         $     0.36
                                                                            ==========

                         Total weighted average common shares
                              and equivalents outstanding                    2,755,418

                         Additional dilutive shares using the end
                              of period market value versus the average
                              market value when applying the treasury
                              stock method                                         -0- **
                                                                            ----------

                         Total weighted average common shares
                              and equivalents outstanding for
                              fully diluted computation                      2,755,418
                                                                            ==========

                         Fully diluted earnings per share                   $     0.36
                                                                            ==========

                         ** Note:  If average share price is greater than ending price, the average price is used for both primary and fully diluted calculation.

                  27.0  Financial Data Schedule (filed herewith)

             b. Report on Form 8-K
                None

----------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on March 13, 1992 and April 24, 1992, respectively, Registration No. 33-46409.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Bancshares, Inc.


Dated: May 9, 1997                      By:  /s/ Richard E. Webber
       -----------                      -------------------------------------
                                        Richard E. Webber
                                        President and Chief Financial Officer