Form 10-Q
period 1997-06-30
SOUTHWEST BANCSHARES INC /NEW/
filed 1997-08-07
CIK 885942

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended June 30, 1997.


                          Commission File No. 0-19968


                          SOUTHWEST BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                            36-3811042
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


      4062 SOUTHWEST HIGHWAY
        HOMETOWN, ILLINOIS                                        60456
----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)


                                (708) 636-2700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                (1)  Yes      X      No
                            -----       -----
                (2)  Yes      X      No
                            -----       -----


     As of July 25, 1997, the Registrant had 2,650,532 shares of Common Stock outstanding.

                          SOUTHWEST BANCSHARES, INC.


                                   Form 10-Q
                                     Index


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
          June 30, 1997 and December 31, 1996                                 3

          Consolidated Income Statement
          for the three and six months ended
          June 30, 1997 and June 30, 1996                                     4

          Consolidated Statement of Cash
          Flows for the six months ended
          June 30, 1997 and June 30, 1996                                     5

          Notes to Consolidated Financial
          Statements                                                        6-7


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                    8-15


PART II.  OTHER INFORMATION                                               16-17

          Signatures                                                         18

                          SOUTHWEST BANCSHARES, INC.
                          CONSOLDIATED BALANCE SHEET
                                (In Thousands)

                                                                                        June 30,        December 31,
                                                                                          1997             1996
                                                                                     ------------       ------------
                                                                                      (UNAUDITED)         (AUDITED)
ASSETS:
     Cash and amounts due from depository institutions..........................     $      5,646              6,300
     Interest-bearing deposits..................................................            1,008              5,380
     U.S. Government and agency obligations, available for sale.................           46,815             46,591
     Mortgage-backed securities, available for sale.............................           30,116             32,840
     Loans receivable, net......................................................          272,993            262,431
     Foreclosed real estate.....................................................                0                117
     Stock in Federal Home Loan Bank of Chicago.................................            2,734              3,108
     Other investments, available for sale......................................              725              7,428
     Investment in joint ventures...............................................            7,229              7,072
     Accrued interest receivable................................................            2,410              2,274
     Office property and equipment, net.........................................            2,925              3,080
     Prepaid expenses and other assets..........................................            5,724              5,740
                                                                                     ------------       ------------
          Total assets..........................................................          378,325            382,361
                                                                                     ============       ============
LIABILITIES:
     Deposits...................................................................          278,345            280,434
     Borrowed Money.............................................................           50,850             55,158
     Advance payments by borrowers for taxes and insurance......................            2,809              2,335
     Other liabilities..........................................................            4,722              4,575
                                                                                     ------------       ------------
          Total liabilities.....................................................          336,726            342,502
                                                                                     ------------       ------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized 1,000,000 shares;
       none outstanding.........................................................                0                  0
     Common stock, $.01 par value; authorized 5,000,000 shares; issued
       4,452,995 shares and outstanding 2,652,332 shares at June 30,
       1997 and 2,637,461 shares at December 31, 1996...........................               45                 44
     Additional paid-in capital.................................................           29,387             29,140
     Retained earnings, substantially restricted................................           41,260             40,257
     Unrealized loss on available for sale securities...........................             (422)              (637)
     Treasury stock, at cost (1,800,663 shares at June 30, 1997 and
       1,800,259 shares at December 31, 1996)...................................          (28,191)           (28,183)
     Common stock acquired by Employee Stock Ownership Plan.....................             (480)              (640)
     Common stock awarded by Management Recognition Plan........................                0               (122)
                                                                                     ------------       ------------
          Total stockholders' equity............................................           41,599             39,859
                                                                                     ------------       ------------
          Total liabilities and stockholders' equity............................     $    378,325            382,361
                                                                                     ============       ============

See notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                (In Thousands)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                 -------------------------        -----------------------
                                                                   1997              1996          1997             1996
                                                                 --------           ------        ------           ------
Interest Income:
     Interest on loans ........................................  $  5,715            5,357        11,365           10,655
     Interest on mortgage-backed securities ...................       511              506         1,046            1,020
     Interest on investment securities ........................       695              664         1,420            1,330
     Interest on other financial assets .......................        50               55           143              184
     Dividends on FHLB stock ..................................        45               47            97               99
                                                                 --------           ------        ------           ------
          Total interest income ...............................     7,016            6,629        14,071           13,288
                                                                 --------           ------        ------           ------
Interest Expense:
     Interest on deposits .....................................     3,228            2,768         6,426            5,582
     Interest on borrowings ...................................       779              827         1,593            1,653
                                                                 --------           ------        ------           ------
          Total interest expense ..............................     4,007            3,595         8,019            7,235
                                                                 --------           ------        ------           ------
Net interest income before provision for loan losses...........     3,009            3,034         6,052            6,053
Provision for loan losses .....................................         6                6            12               12
                                                                 --------           ------        ------           ------
Net interest income after provision for loan losses............     3,003            3,028         6,040            6,041
                                                                 --------           ------        ------           ------
Non-interest Income:
     Fees and service charges .................................        31               36            83               53
     Insurance commissions ....................................        57               38            97               74
     Income from joint ventures ...............................       105              203           207              316
     Gain on sale of securities available for sale ............        78                0            93                0
     Gain (loss) on sale of real estate owned (net) ...........         0                6            (4)               6
     Miscellaneous income .....................................        84              115           161              217
                                                                 --------           ------        ------           ------
          Total non-interest income ...........................       355              398           637              666
                                                                 --------           ------        ------           ------
Non-interest Expense:
     Compensation, employee benefits and related expenses .....     1,090            1,099         2,177            2,183
     Advertising and promotion ................................        22               47            48               78
     Occupancy and equipment expense...........................       309              299           612              611
     Data processing ..........................................        58               48           135              119
     Insurance premiums .......................................       112              213           220              437
     Legal, audit and examination services ....................        51               49           106               97
     Other operating expenses .................................       163              181           309              373
                                                                 --------           ------        ------           ------
          Total non-interest expense ..........................     1,805            1,936         3,607            3,898
                                                                 --------           ------        ------           ------
Income before income taxes ....................................     1,553            1,490         3,070            2,809
Provision for federal and state income taxes ..................       542              503         1,063              947
                                                                 --------           ------        ------           ------
Net income ....................................................  $  1,011              987         2,007            1,862
                                                                 ========           ======        ======           ======

Net income per share (primary) ................................  $   0.37             0.34          0.73             0.63
Net income per share (fully diluted) ..........................  $   0.37             0.34          0.73             0.63
Dividends declared per common share ...........................  $   0.19             0.18          0.38             0.36

                                      -4-
See notes to consolidated financial statements.


                                          SOUTHWEST BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (In Thousands)
                                                                                 Six Months Ended June 30,
                                                                               ------------------------------
                                                                                  1997               1996
                                                                               ------------------------------
                                                                                (UNAUDITED)      (UNAUDITED)
       Cash flows from operating activities:
            Net income ................................................          $  2,007           1,862
            Adjustments to reconcile net income to net cash from
              operating activities:
                 Depreciation .........................................               199              210
                 Amortization of cost of stock benefit plans ..........               282              282
                 Net loss on sale of mortgage-backed securities,
                    available for sale ................................                33                0
                 Net gain on sale of investment securities, available
                    for sale ..........................................              (126)               0
                 Net loss <gain> on sale of foreclosed real estate ....                 4               (6)
                 Provision for loan losses-net ........................                12               12
                 Decrease in prepaid and deferred federal
                   and state income taxes .............................               235              437
                 Increase in accrued interest receivable ..............              (136)            (139)
                 Increase in accrued interest payable .................                10               34
                 Increase in other assets .............................              (224)            (497)
                 Increase in other liabilities ........................               137            1,305
                                                                                 --------         --------
       Net cash provided by operating activities ......................             2,433            3,500
                                                                                 --------         --------
       Cash flows from investing activities:
            Purchase of investment securities, available for sale .....            (3,001)          (6,211)
            Proceeds from sales of mortgage-backed securities,
               available for sale .....................................             1,473                0
            Proceeds from maturities of mortgage backed securities,
               available for sale .....................................             1,341            1,407
            Proceeds from sales of investment securities, available
               for sale ...............................................             6,849               45
            Proceeds from maturities of investment securities,
               available for sale .....................................             3,000            9,000
            Purchase of stock in Federal Home Loan Bank ...............              (171)            (476)
            Proceeds from sale of stock in Federal Home Loan Bank .....               545              687
            Participation loans purchased .............................            (2,131)          (1,022)
            Participation loans sold ..................................             2,219            1,450
            Proceeds from sale of foreclosed real estate ..............               113               74
            Loan disbursements ........................................           (31,268)         (33,682)
            Loan repayments ...........................................            20,606           24,276
            Property and equipment expenditures .......................               (44)            (583)
            Investments in joint ventures .............................              (157)          (1,019)
                                                                                 --------         --------
       Net cash provided for investing activities .....................              (626)          (6,054)
                                                                                 --------         --------
       Cash flows from financing activities:
            Deposit receipts ..........................................           182,112          162,886
            Deposit withdrawals .......................................          (190,013)        (173,050)
            Interest credited to deposit accounts .....................             5,812            5,022
            Proceeds of borrowed money ................................            15,000           13,500
            Repayment of borrowed funds ...............................           (19,308)          (7,000)
            Increase in advance payments by borrowers for
              taxes and insurance .....................................               474              322
            Proceeds from exercise of stock options ...................               102              518
            Purchase of treasury stock ................................                (8)          (6,798)
            Dividends paid on common stock ............................            (1,004)          (1,013)
                                                                                 --------         --------
       Net cash provided for financing activities .....................            (6,833)          (5,613)
                                                                                 --------         --------
       Decrease in Cash and cash equivalents ..........................            (5,026)          (8,167)
       Cash and cash equivalents at beginning of period ...............            11,680           15,868
                                                                                 --------         --------
       Cash and cash equivalents at end of period .....................          $  6,654            7,701
                                                                                 ========         ========
       Cash paid during the period for:
            Interest ..................................................          $  8,009            7,201
            Income taxes ..............................................               837              538
       Non-cash investing activities:
            Transfer of loans to foreclosed real estate ...............                 0               68
                                                                                 ========         ========

       See notes to consolidated financial statements.        -5-





                          SOUTHWEST BANCSHARES, INC.

Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
---------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Southwest Bancshares, Inc. and its consolidated subsidiaries Southwest Federal Savings and Loan Association of Chicago and Southwest Bancshares Development Corporation. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1996" and No. 15, "Earnings Per Share", and Statement of Financial Accounting Standards No. 47 ("SFAS No. 47"), "Disclosure of Long-Term Obligations", and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are the Association's deposits and proceeds from principal and interest payments on loans and mortgage-backed securities, advances from the FHLB-Chicago and proceeds from the maturity of investments. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As of June 30, 1997 the Association had outstanding loan commitments of $11.7 million, with an average interest rate of 8.56%, of which the majority were fixed-rate loans. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1997 totalled $145.6 million. Based upon the Association's experience, management believes that a significant portion of such deposits will remain with the Association.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $2.4 million for the six months ended June 30, 1997 as compared to $3.5 million for the same period in 1996. Net cash provided for investing activities was $626,000 for the six months ended June 30, 1997 as compared to $6.1 million for the comparable period in 1996. Net cash provided for financing activities was $6.8 million for the six months ended June 30, 1997 as compared to $5.6 million provided for financing activities for the six month period ended June 30, 1996.

The primary investment activity of the Company is the origination of mortgage loans and the purchase of mortgage-backed and mortgage-related securities. The Company disbursed $31.3 million in mortgage loans for the six month period ended June 30, 1997 as compared to $33.7 million for the same six month period of 1996. The Company also purchased $2.1 million in participation loans for the six month period ended June 30, 1997 as compared to $1.0 million in the comparable period of 1996 and sold $2.2 million in participation loans during the six month period ended June 30, 1997 as compared to $1.5 million in the comparable period of 1996. The Company purchased $3.0 million of investment securities during the six months ended June 30, 1997 as compared to $6.2 million in the same period of 1996. Proceeds from sales of mortgage-backed securities and from sales of investment securities during the six month period ended June 30, 1997 of $1.5 million and $6.8 million, respectively, compared to no sales of mortgage-backed securities and $45,000 in sales of investment securities during the same period of 1996. Proceeds from maturities of mortgage-backed securities of $1.3 million during the six month period ended June 30, 1997 compares to $1.4 million for the same period of 1996 and proceeds from maturities of investment securities of $3.0 million during the six month period ended June 30, 1997 compares to $9.0 million in the same period of 1996.

The Association is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 14.78% at June 30, 1997.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1997, cash and cash equivalents totalled $6.7 million.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. The core capital requirement was effectively increased to 4% since OTS regulations stipulate that an institution with less than 4% core capital will be deemed to be "undercapitalized". As of June 30, 1997, the Association's actual capital percentages for tangible capital of 8.23%, core capital of 8.23%, and current risk-based capital of 16.97% significantly exceed the regulatory requirement for each category. In addition, under the OTS's prompt corrective action regulations, the Association is considered a "well capitalized" institution.

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

As of June 30, 1997, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency and are typically rated in one of the two highest rated categories by a nationally recognized rating agency.

Consistent with its asset and liability management strategy, $17.8 million or 59.25% of the Company's mortgage-backed and related securities have adjustable interest rates, thereby reducing the impact of changing interest rates on these securities. However, because these securities are subject to prepayments, the Company's yield on this portfolio could be adversely affected if significant prepayments occur.

Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") purchased by the Company are not classified as "high risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of CMO and REMIC securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and REMICs to determine whether they are high risk or non-high risk securities. All CMOs and REMICs are subjected to this stress test quarterly and at June 30, 1997 all were considered to be low risk securities.

Non-Performing Assets - The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At June 30, 1997 there were no other known problem assets except as included in the table below.

                             NON-PERFORMING ASSETS
                            (Dollars in Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------
                              June 30   March 31    Dec. 31   Sept. 30  June 30
                               1997       1997        1996       1996    1996
                              -------   --------    -------   --------  -------
Non-accrual delinquent
mortgage loans............... $ 1,133   $    671    $   811   $    781  $   430

Total real estate owned,
net of related allowance
for loan losses..............       0          0        117         47       47
                              -------   --------    -------   --------  -------

Total non-performing
assets....................... $ 1,133   $    671    $   928   $    828  $   477
                              =======   ========    =======   ========  =======

Allowance for loan
losses....................... $   763   $    757    $   751   $    772  $   766



Total non-performing
assets to total assets.......    0.30%      0.18%      0.24%      0.22%    0.13%

Total non-performing
loans to gross loans.........    0.40%      0.24%      0.30%      0.29%    0.16%

Allowance for loan losses
to total non-performing
loans........................   67.34%    112.82%     92.60%     98.85%  178.14%

                           Interest Rate Sensitivity

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Association has assumed that its passbook savings, NOW and money market accounts, which totalled $107.0 million at June 30, 1997, are withdrawn at the annual percentage rates of 6%, 38% and 15%, respectively. These withdrawal rates, as well as loan prepayment assumptions, are based on the Association's historical experience regarding loan prepayments and deposit withdrawals.

                                                                              At June 30, 1997
                                        -----------------------------------------------------------------------------------------
                                                           More Than    More Than      More Than    More Than
                                         0-3      4-12     One Year to  Three Years    Five Years   10 Years     More Than
                                        Months   Months    Three Years  to Five Years  to 10 Years  to 20 Years  20 years  Total
                                        -----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Mortgage loans (1)...............    $ 22,773   23,185    53,425       41,492        66,803        52,490      7,251   267,419
   Other loans (1)..................       8,249       -         92           -             -             -          -      8,341
   Interest-bearing deposits........         913       95        -            -             -             -          -      1,008
   Mortgage backed securities.......      18,541      971     2,239        1,818         3,221         3,160        739    30,689
   Investment securities............      10,084   12,850    12,000        5,630        10,000            -          -     50,564
                                        --------  -------   -------      -------       -------       -------    -------   -------
         Total interest-earning
            assets..................      60,560   37,101    67,756       48,940        80,024        55,650      7,990   358,021

Less:
   Unearned discount and
      deferred fees.................        (281)    (286)     (658)        (511)         (823)         (647)      (90)    (3,296)
                                        --------  -------   -------      -------       -------       -------    -------   -------
         Net interest-earning
            assets..................    $ 60,279   36,815    67,098       48,429        79,201        55,003      7,900   354,725
                                        ========  =======   =======      =======       =======       =======    =======   =======

Interest-bearing liabilities:
   Passbook accounts................    $    729    2,145     2,761        2,588         2,427         2,275     34,191    47,116
   NCW accounts.....................       2,301    5,701     7,051        1,883         2,528         1,386        260    21,110
   Money market accounts............       1,458    4,160     5,007        4,269         3,640         3,104     17,188    38,826
   Certificate accounts.............      36,005  109,574    25,714           -             -             -          -    171,293
   Borrowed funds...................      13,000    9,500    26,700        1,650            -             -          -     50,850
                                        --------  -------   -------      -------       -------       -------    -------   -------

         Total interest-bearing
            liabilities.............    $ 53,493  131,080    67,233       10,390         8,595         6,765     51,639   329,195
                                        ========  =======   =======      =======       =======       =======    =======   =======
   Interest sensitivity gap.........    $  6,786  (94,265)     (135)      38,039        70,606        48,238    (43,739)   25,530
   Cumulative interest sensitivity
      gap...........................    $  6,786  (87,479)  (87,614)     (49,575)       21,031        69,269     25,530
   Cumulative interest senstivity
      gap as a percentage of
      total assets..................        1.79%  (23.12)   (23.16)      (13.10)         5.56         18.31       6.75
   Cumulative net interest-earning
      assets as a percentage of
      interest-sensitive
      liabilities...................      112.69%   52.60     65.21        81.09        107.77        124.96     107.76

----------
1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans and undisbursed loan proceeds but are not reduced by the allowance for loan losses. At June 30, 1997, non-performing loans and undisbursed loan proceeds totalled $1.1 million and $8.1 million, respectively.

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


                                                                         Three Months Ended June 30,
                                                        -------------------------------------------------------------
                                                                   1997                            1996
                                                        -----------------------------   -----------------------------
                                                         Average             Average     Average            Average
                                                         Balance  Interest Yield/Cost    Balance  Interest Yield/Cost
                                                        --------- -------- ----------   --------- -------- ----------
                                                                           (dollars in thousands)
Assets:
Interest-earning assets:
     Mortgage loans, net ...........................    $ 262,001 $  5,533       8.45%    244,897    5,282       8.63
     Other loans ...................................        8,171      182       8.91       3,437       75       8.73
     Mortgage-backed securities ....................       30,816      511       6.63      30,392      506       6.66
     Interest-bearing deposits .....................        2,490       50       8.03       3,715       55       5.92
     Investment securities .........................       50,148      740       5.90      50,508      711       5.63
                                                        --------- -------- ----------   --------- -------- ----------
          Total interest-earning assets ............      353,626    7,016       7.94     332,949    6,629       7.96
Non-interest earning assets ........................       21,995                          20,845
                                                        ---------                       ---------
               Total assets ........................    $ 375,621                         353,794
                                                        =========                       =========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .................................       47,163 $    365       3.09%     47,062      356       3.03
          Certificate ..............................      171,619    2,391       5.57     143,764    1,949       5.42
          NOW and money market accounts ............       59,288      472       3.18      61,136      463       3.03
     Borrowed funds:
          FHLB advances and other ..................       49,325      779       6.32      53,283      827       6.21
                                                        --------- -------- ----------   --------- -------- ----------
               Total interest-bearing liabilities ..      327,395    4,007       4.90     305,245    3,595       4.71
Other liabilities ..................................        7,817                           6,558
                                                        ---------                       ---------
               Total liabilities ...................      335,212                         311,803
Stockholders' equity ...............................       40,409                          41,991
                                                        ---------                       ---------
               Total liabilities and stockholders'
                 equity ............................    $ 375,621                         353,794
                                                        =========                       =========
Net interest income/interest rate spread (1) .......              $  3,009       3.04%               3,034       3.25
Net earning assets/net interest margin (2) .........    $  26,231                3.40%     27,704                3.65
                                                        =========          ==========   =========          ==========
Ratio of interest-earning assets to interest-
bearing liabilities ................................         1.08 x                          1.09
                                                        =========                       ==========


                                                                          Six Months Ended June 30,
                                                       --------------------------------------------------------------
                                                                   1997                            1996
                                                       -----------------------------   ------------------------------
                                                        Average             Average     Average             Average
                                                        Balance  Interest Yield/Cost    Balance  Interest  Yield/Cost
                                                       --------- -------- ----------   --------- -------- -----------
                                                                           (dollars in thousands)
Assets:
Interest-earning assets:
     Mortgage loans, net ...........................     260,077   11,026       8.48     244,242   10,545        8.63
     Other loans ...................................       7,778      339       8.72       2,637      110        8.34
     Mortgage-backed securities ....................      31,566    1,046       6.63      30,743    1,020        6.64
     Interest-bearing deposits .....................       4,612      143       6.20       5,696      184        6.46
     Investment securities .........................      51,604    1,517       5.88      51,104    1,429        5.59
                                                       --------- -------- ----------   --------- -------- -----------
          Total interest-earning assets ............     355,637   14,071       7.91     334,422   13,288        7.95
Non-interest earning assets ........................      22,635                          20,583
                                                       ---------                       ---------
               Total assets ........................     378,272                         355,005
                                                       =========                       =========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .................................      47,187      720       3.05      46,970      712        3.03
          Certificate ..............................     172,119    4,768       5.54     144,490    3,933        5.44
          NOW and money market accounts ............      59,515      938       3.15      60,981      937        3.07
     Borrowed funds:
          FHLB advances and other ..................      50,767    1,593       6.28      52,158    1,653        6.34
                                                       --------- -------- ----------   --------- -------- -----------
               Total interest-bearing liabilities ..     329,588    8,019       4.87     304,599    7,235        4.75
Other liabilities ..................................       8,171                           6,583
                                                       ---------                       ---------
               Total liabilities ...................     337,759                         311,182
Stockholders' equity ...............................      40,513                          43,823
                                                       ---------                       ---------
               Total liabilities and stockholders'
                 equity ............................     378,272                         355,005
                                                       =========                       =========
Net interest income/interest rate spread (1) .......                6,052       3.04                6,053        3.20
Net earning assets/net interest margin (2) .........      26,049                3.40      29,823                 3.62
                                                       =========          ==========   =========          ===========
Ratio of interest-earning assets to interest-
bearing liabilities ................................        1.08                            1.10
                                                       =========                       =========

                                                             At June 30,
                                                                1997
                                                        ---------------------
                                                                   Average
                                                         Balance   Yield/Cost
                                                        --------- -----------
Assets:
Interest-earning assets:
     Mortgage loans, net ...........................      264,652       8.09
     Other loans ...................................        8,341       8.94
     Mortgage-backed securities ....................       30,530       6.67
     Interest-bearing deposits .....................        1,008       5.32
     Investment securities .........................       50,564       5.83
                                                        --------- ----------
          Total interest-earning assets ............      355,095       7.66
Non-interest earning assets ........................       23,230
                                                        ---------
               Total assets ........................      378,325
                                                        =========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .................................       47,116       3.01
          Certificate ..............................      171,293       5.68
          NOW and money market accounts ............       59,936       3.07
     Borrowed funds:
          FHLB advances and other ..................       50,850       6.36
                                                        --------- ----------
               Total interest-bearing liabilities ..      329,195       4.93
Other liabilities ..................................        7,531
                                                        ---------
               Total liabilities ...................      336,726
Stockholders' equity ...............................       41,599
                                                        ---------
               Total liabilities and stockholders'
                 equity ............................      378,325
                                                        =========
Net interest income/interest rate spread (1) .......                    2.73
Net earning assets/net interest margin (2) .........                    3.09
                                                                  ==========
Ratio of interest-earning assets to interest-
bearing liabilities ................................         1.08
                                                        =========

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

FINANCIAL CONDITION
-------------------

The assets of the Company decreased $4.0 million, or 1.06%, to $378.3 million for the six month period ended June 30, 1997 from $382.4 million at December 31, 1996. This decrease primarily resulted from a $5.0 million decrease in cash and interest-bearing deposits, a $2.7 million decrease in mortgage-backed securities, available for sale, and a $6.7 million decrease in other investments, available for sale, all partially offset by the $10.6 million increase in net loans receivable.

During the six month period ended June 30, 1997, cash and interest-bearing deposits decreased by $5.0 million, or 43.03%, to $6.7 million at June 30, 1997 from $11.7 million at December 31, 1996. U.S. Government and agency obligations, available for sale, increased $224,000, or 0.48%, to $46.8 million at June 30, 1997 from $46.6 million at December 31, 1996, as a result of market value adjustments.

Mortgage-backed securities, available for sale decreased $2.7 million, or 8.29%, to $30.1 million at June 30, 1997 from $32.8 million at December 31, 1996, as a result of sales of $1.5 million along with principal repayments and market value adjustments.

Loans receivable increased $10.6 million, or 4.02%, to $273.0 million for the six months ended June 30, 1997 from $262.4 million at December 31, 1996. This resulted primarily from funding $33.4 million in new loans and participation loan purchases which were offset by loan repayments and participation loans sold of $22.8 million.

The Association has no foreclosed real estate at June 30, 1997 as compared to $117,000 at December 31, 1996.

Other investments, available for sale decreased $6.7 million, or 90.24%, to $725,000 at June 30, 1997 as compared to $7.4 million at December 31, 1996, primarily as a result of the sale of an ARM loan mutual fund.

Savings deposits for the six month period ended June 30, 1997 decreased by $2.1 million, or 0.74%, as withdrawal activity of $190.0 million exceeded deposit receipts of $182.1 million and $5.8 million in interest credited to deposit accounts.

Borrowed money decreased $4.3 million, or 7.81%, in the six month period ended June 30, 1997, to $50.9 million from $55.2 million at December 31, 1996, as borrowings were repaid.

Stockholders' equity increased $1.7 million, or 4.37%, for the six month period ended June 30, 1997, to $41.6 million at June 30, 1997 from $39.9 million at December 31, 1996, as a result of net income of $2.0 million, an increase of $102,000 from the exercise of stock options, a decrease of $215,000 in unrealized loss on available for sale securities and the decrease in the amortization of $160,000 and $122,000 of the ESOP and MRP plans, respectively, which were partially offset by the dividend payment of $1.0 million.

ANALYSIS OF OPERATIONS
----------------------

Net income for the three months ended June 30, 1997 increased by $24,000, or 2.43%, to $1.0 million from $987,000 for the three month period ended June 30, 1996. For the six month period ended June 30, 1997, net income increased $145,000, or 7.79%, to $2.0 million from $1.9 million in the same period in 1996. The increase for both the three and six month periods is primarily attributable to the reduction in non-interest expense resulting from the reduced FDIC insurance expense.

Interest income increased for the quarter ended June 30, 1997 to $7.0 million from $6.6 million for the same quarter in 1996, a $387,000 or 5.84% increase. Interest income increased $783,000, or 5.89%, to $14.1 million for the six month period ended June 30, 1997 from $13.3 million for the same six month period ended June 30, 1996. The increase in interest income for both the three and six month periods was primarily attributed to the increase in total interest-earning assets, particularly the $10.6 million increase in loans receivable.

Interest expense increased to $4.0 million, an increase of $412,000, or 11.46%, for the quarter ended June 30, 1997 as compared to $3.6 million for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, interest expense increased $784,000, or 10.84%, to $8.0 million from $7.2 million for the same period in 1996. The increase for both the three and six month periods ending June 30, 1997 is directly related to the increase in the cost of funds along with an increase in average interest-bearing liabilities. For the three month period the cost of funds increased 0.19%, a 4.03% increase, to 4.90% as compared to 4.71% for the same period in 1996. For the six month period the cost of funds increased 0.12%, a 2.53% increase, to 4.87% as compared to 4.75% for the same period in 1996.

The Association calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio and other factors such as the current regulatory and economic environment. As a result of this review, loan loss provisions are recorded. A provision of $6,000 was established for both the three month periods ended June 30, 1997 and 1996. A provision of $12,000 was established for both the six month periods ended June 30, 1997 and 1996. The ratio of non-performing loans to total loans was .40% as of June 30, 1997 as compared to .30% as of December 31, 1996. The allowance for loan losses to non-performing loans was 67.34% as of June 30, 1997 as compared to 92.60% as of December 31, 1996. Management believes its provision for loan losses is adequate, given the risks inherent in its loan portfolio and the current regulatory and economic environment. Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Activity in the allowance for loan losses for all periods presented in the consolidated income statement is included in the following table.

                           ALLOWANCE FOR LOAN LOSSES
                            (Dollars in Thousands)

                                                Three Months Ended    Six Months Ended
                                                      June 30,            June 30,
                                                ------------------    ----------------
                                                 1997        1996      1997      1996
                                                ------      ------    ------    ------
     Balance at beginning of period...........  $  757      $  760    $  751    $  754
     Provision for loan losses................       6           6        12        12
     Write downs charged to allowance.........       0           0         0         0
     Recoveries of amounts previously
        charged off...........................       0           0         0         0
                                                ------      ------    ------    ------
     Balance at end of period.................  $  763      $  766    $  763    $  766
                                                ======      ======    ======    ======

                                     -14-

Non-interest income decreased $43,000, or 10.80%, for the three month period ended June 30, 1997, to $355,000 from $398,000 in 1996. The decrease for the six month period ended June 30, 1997 was $29,000, or 4.35%, to $637,000 in 1997 from $666,000 in 1996. The decrease in non-interest income for the three month period ended June 30, 1997 primarily resulted from a $19,000 increase in insurance commissions and a $78,000 increase in gain on sale of securities offset by the $98,000 decrease in joint venture income and the $31,000 decrease in miscellaneous income. The non-interest income decrease for the six month period primarily resulted from increases in fees and service charges of $30,000, insurance commissions of $23,000 and gain on sale of securities of $93,000 which were offset by the $109,000 reduction in joint venture income and the $56,000 reduction in miscellaneous income.

Non-interest expense decreased $131,000, or 6.77%, for the three month period ended June 30, 1997 to $1.8 million from $1.9 million in the same period 1996. For the six month period ended June 30, 1997, non-interest expense decreased $291,000, or 7.47%, to $3.6 million from $3.9 million for the same six month period in 1996. The decrease for the three month period resulted from the significant reduction of $101,000 in insurance premium expense along with the $25,000 reduction in advertising and promotion expenses and the $18,000 reduction in other operating expenses which were partially offset by nominal increases in occupancy and equipment expenses of $10,000, data processing expenses of $10,000 and legal and audit expenses of $2,000. The decrease for the six month period resulted from the reduction of insurance premium expense of $217,000, other operating expenses of $64,000 and advertising and promotion expenses of $30,000 which were partially offset by nominal increases in data processing expenses of $16,000 and legal and audit services of $9,000. Compensation, employee benefits and related expenses remained relatively stable for both the three and six month periods.

The provision for federal and state income taxes in both periods increased as a result of the increase in net income before taxes. The provision was increased by $39,000, or 7.75%, for the three month period ended June 30, 1997 and increased by $116,000, or 12.25%, for the six month period ended June 30, 1997.

RECENT DEVELOPMENTS
-------------------

On May 14, 1997 the Company announced a quarterly cash dividend of 19 cents per share which was paid on June 10, 1997 to shareholders of record on May 27, 1997.

On July 16, 1996, the Company announced its intention to repurchase up to 100,000 shares, or approximately 5% of its outstanding shares at that time. With the 3-for-2 stock split announced in the fourth quarter of 1996 the amount of shares authorized to repurchase increased to 150,000. This repurchase program continues and is to be accomplished by purchasing shares in open market transactions, from time to time, subject to availability. As of July 25, 1997 the purchase of 53,641 shares had been completed.

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

Item 2.   Changes in Securities
              Not applicable

Item 3.   Defaults Upon Senior Securities
              Not applicable

Item 4.   Submission of Matters to a Vote of Security-Holders
          a. The Annual Meeting of Stockholders of Southwest Bancshares, Inc., was held April 22, 1997, at 9:30 A.M., at the Oak Lawn Hilton Hotel, 9333 South Cicero Avenue, Oak Lawn, Illinois.

          b. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act, there was no solicitation in opposition and all nominees were elected.

          c.  The results of the election of Directors are as follows:

                                                                    Broker
                                           For       %   Withheld  Non-Vote
                                       ---------   ----  --------  --------
                    Lawrence M. Cox    2,326,398   88.2    7,272      0
                    Robert E. Lawler   2,329,118   88.3    4,552      0
              ----------------------

              The continuing Directors are:

                                                     Expiration
                                                     of Term as
                                                      Director
                                                     ----------
               Frank J. Muriello                        1998
               Albert Rodrigues                         1998
               Richard E. Webber                        1999
               James W. Gee, Sr.                        1999
               Joseph A. Herbert                        1999

              The results of the voting for the resolution to appoint Cobitz, VandenBerg and Fennessy as auditors for the fiscal year ending December 31, 1997 are as follows:

                                                     Broker
                    For       Against    Abstain    Non-Vote
                 ---------    -------    -------    --------
                 2,326,256      525       6,889         0
                   88.1%        .0%        .3%          0

          d.  Does not apply

Item 5.   Other Information
              Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          a.  Exhibits
                3.1 Amended Certificate of Incorporation of Southwest
                    Bancshares, Inc.*
                3.2 Bylaws of Southwest Bancshares, Inc.*
               11.0 Statement regarding Computation of Earnings Per Share


                                                         Quarter Ended
                                                         June 30, 1997
                                                         -------------
     Net Income                                           $  1,011,000
                                                          ============

     Weighted average shares outstanding                     2,640,848

     Common stock equivalents due to
          dilutive effect on stock options                     109,277
                                                          ------------

     Total weighted average common shares
          and equivalents outstanding                        2,750,125
                                                          ============

     Primary earnings per share                           $       0.37
                                                          ============

     Total weighted average common shares
          and equivalents outstanding                        2,750,125

     Additional dilutive shares using the end
          of period market value versus the average
          market value when applying the treasury
          stock method                                           2,843**
                                                          ------------

     Total weighted average common shares
          and equivalents outstanding for
          fully diluted computation                          2,752,968
                                                          ============

     Fully diluted earnings per share                     $       0.37
                                                          ============

     **Note: If average share price is greater than ending price, the average price is used for both primary and fully diluted calculation.

               27.0  Financial Data Schedule (filed herewith)

          b.  Report on Form 8-K
              None
-----------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on March 13, 1992 and April 24, 1992, respectively, Registration No. 33-46409.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Southwest Bancshares, Inc.


Dated: August 7, 1997    By: /s/ Richard E. Webber
      ---------------       ------------------------------------------
                                 Richard E. Webber
                                 President and Chief Financial Officer