Form 10-Q
period 1997-09-30
SOUTHWEST BANCSHARES INC /NEW/
filed 1997-11-10
CIK 885942

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the Quarterly Period Ended September 30, 1997.


                          Commission File No. 0-19968



                          SOUTHWEST BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 DELAWARE                                  36-3811042
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)



                 4062 SOUTHWEST HIGHWAY
                   HOMETOWN, ILLINOIS                         60456
       ----------------------------------------             ----------
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



               (1) Yes   X      No
                        ---         ---

               (2) Yes   X      No
                        ---         ---



        As of October 22, 1997, the Registrant had 2,658,755 shares of Common Stock outstanding.

                           SOUTHWEST BANCSHARES, INC.


                                   Form 10-Q
                                     Index

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheet as of
          September 30, 1997 and December 31, 1996.......................    3

          Consolidated Income Statement
          for the three and nine months ended
          September 30, 1997 and September 30, 1996......................    4


          Consolidated Statement of Cash
          Flows for the nine months ended
          September 30, 1997 and September 30, 1996......................    5


          Notes to Consolidated Financial Statements.....................  6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................. 9-16

PART II.  OTHER INFORMATION..............................................   17

          Signatures.....................................................   18

Item 1.  FINANCIAL STATEMENTS


                          SOUTHWEST BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                                        September 30,   December 31,
                                                                           1997            1996
                                                                        -------------   ------------
                                                                         (UNAUDITED)      (AUDITED)
 ASSETS:
      Cash and amounts due from depository institutions ..............    $     5,524          6,300
      Interest-bearing deposits ......................................          1,465          5,380
      U.S. Government and agency obligations, available for sale .....         45,670         46,591
      Mortgage-backed securities, available for sale .................         27,172         32,840
      Loans receivable, net ..........................................        273,105        262,431
      Foreclosed real estate .........................................              0            117
      Stock in Federal Home Loan Bank of Chicago .....................          2,734          3,108
      Other investments, available for sale ..........................            635          7,428
      Investment in joint ventures ...................................          7,337          7,072
      Accrued interest receivable ....................................          2,395          2,274
      Office property and equipment, net .............................          2,970          3,080
      Prepaid expenses and other assets ..............................          5,997          5,740
                                                                          -----------    -----------
           Total assets ..............................................        375,004        382,361
                                                                          ===========    ===========
 LIABILITIES:
      Deposits .......................................................        275,353        280,434
      Borrowed Money .................................................         50,850         55,158
      Advance payments by borrowers for taxes and insurance ..........          1,075          2,335
      Other liabilities ..............................................          5,183          4,575
                                                                          -----------    -----------
           Total liabilities .........................................        332,461        342,502
                                                                          -----------    -----------
 STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; authorized
        1,000,000 shares; none outstanding ...........................              0              0
      Common stock, $.01 par value; authorized
        5,000,000 shares; issued 4,463,358 shares
        and outstanding 2,657,075 shares at September 30, 1997
        and 2,637,461 shares at December 31, 1996 ....................             45             44
      Additional paid-in capital .....................................         29,502         29,140
      Retained earnings, substantially restricted ....................         41,815         40,257
      Unrealized loss on available for sale securities ...............           (111)          (637)
      Treasury stock, at cost (1,806,283 shares at September 30, 1997
        and 1,800,259 shares at December 31, 1996) ...................        (28,308)       (28,183)
      Common stock acquired by Employee Stock
        Ownership Plan ...............................................           (400)          (640)
      Common stock awarded by Management Recognition
        Plan .........................................................              0           (122)
                                                                          -----------    -----------
           Total stockholders' equity.................................         42,543         39,859
                                                                          -----------    -----------
           Total liabilities and stockholders' equity ................    $   375,004        382,361
                                                                          ===========    ===========

See notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                (In Thousands)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ----------------------------   ----------------------------
                                                                     1997             1996          1997             1996
                                                                 -----------      -----------   -----------      -----------
Interest Income:
     Interest on loans ........................................  $     5,806            5,425        17,171           16,080
     Interest on mortgage-backed securities ...................          468              530         1,514            1,550
     Interest on investment securities ........................          691              713         2,111            2,043
     Interest on other financial assets .......................           44              120           187              304
     Dividends on FHLB stock ..................................           47               52           144              151
                                                                 -----------      -----------   -----------      -----------
          Total interest income ...............................        7,056            6,840        21,127           20,128
                                                                 -----------      -----------   -----------      -----------
Interest Expense:
     Interest on deposits .....................................        3,275            3,045         9,701            8,627
     Interest on borrowings ...................................          783              859         2,376            2,512
                                                                 -----------      -----------   -----------      -----------
          Total interest expense ..............................        4,058            3,904        12,077           11,139
                                                                 -----------      -----------   -----------      -----------
Net interest income before provision for loan losses...........        2,998            2,936         9,050            8,989
Provision for loan losses .....................................            6                6            18               18
                                                                 -----------      -----------   -----------      -----------
Net interest income after provision for loan losses............        2,992            2,930         9,032            8,971
                                                                 -----------      -----------   -----------      -----------
Non-interest Income:
     Fees and service charges .................................           28               45           111               98
     Insurance commissions ....................................           62               34           159              108
     Income from joint ventures ...............................          109              185           316              501
     Gain on sale of securities available for sale ............           81                0           174                0
     Gain (loss) on sale of real estate owned (net) ...........            0                0            (4)               6
     Miscellaneous income .....................................           90              102           251              319
                                                                 -----------      -----------   -----------      -----------
          Total non-interest income ...........................          370              366         1,007            1,032
                                                                 -----------      -----------   -----------      -----------
Non-interest Expense:
     Compensation, employee benefits and related expenses .....          980            1,065         3,157            3,248
     Advertising and promotion ................................           36               51            84              129
     Occupancy and equipment expense...........................          320              327           932              938
     Data processing ..........................................           59               71           194              190
     Insurance premiums .......................................          108            1,912           328            2,349
     Legal, audit and examination services ....................           49               47           155              144
     Other operating expenses .................................          184              163           493              536
                                                                 -----------      -----------   -----------      -----------
          Total non-interest expense ..........................        1,736            3,636         5,343            7,534
                                                                 -----------      -----------   -----------      -----------
Income (loss) before income taxes .............................        1,626             (340)        4,696            2,469
Provision (benefit) for federal and state income taxes ........          567             (196)        1,630              751
                                                                 -----------      -----------   -----------      -----------
Net income (loss) .............................................  $     1,059             (144)        3,066            1,718
                                                                 ===========      ===========   ===========      ===========

Net income (loss) per share (primary) .........................  $      0.38            (0.05)         1.11             0.58
Net income (loss) per share (fully diluted) ...................  $      0.38            (0.05)         1.11             0.58
Dividends declared per common share ...........................  $      0.19             0.18          0.57             0.54

See notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                                          Nine Months Ended September 30,
                                                                      ----------------------------------------
                                                                          1997                       1996
                                                                      --------------              ------------
Cash flows from operating activities:                                    (UNAUDITED)                (UNAUDITED)
     Net income ...................................................        $   3,066                     1,718
     Adjustments to reconcile net income to net cash from
       operating activities:
          Depreciation ............................................              304                       316
          Amortization of cost of stock benefit plans .............              362                       424
          Net loss on sale of mortgage-backed securities,
             available for sale ...................................               48                         0
          Net gain on sale of investment securities, available
             for sale .............................................             (223)                        0
          Net loss <gain> on sale of foreclosed real estate .......                4                        (6)
          Provision for loan losses-net ...........................               18                        18
          Decrease (Increase) in prepaid and deferred federal
            and state income taxes ................................              533                       (61)
          Increase in accrued interest receivable .................             (121)                      (44)
          Increase in accrued interest payable ....................               16                        13
          Increase in other assets ................................             (965)                     (500)
          Increase in other liabilities ...........................              592                     3,184
                                                                           ---------                 ---------
Net cash provided by operating activities .........................            3,634                     5,062
                                                                           ---------                 ---------
Cash flows from investing activities:
     Purchase of mortgage-backed securities, available for sale....                0                    (4,969)
     Purchase of investment securities, available for sale ........           (3,001)                  (13,330)
     Proceeds from sales of mortgage-backed securities,
        available for sale ........................................            3,996                         0
     Proceeds from maturities of mortgage backed securities,
        available for sale ........................................            1,959                     2,240
     Proceeds from sales of investment securities, available
        for sale ..................................................            6,995                        45
     Proceeds from maturities of investment securities,
        available for sale ........................................            4,500                    10,000
     Purchase of stock in Federal Home Loan Bank ..................             (171)                     (476)
     Proceeds from sale of stock in Federal Home Loan Bank ........              545                       687
     Participation loans purchased ................................           (3,318)                   (5,233)
     Participation loans sold .....................................            3,018                     1,882
     Proceeds from sale of foreclosed real estate .................              113                        74
     Loan disbursements ...........................................          (44,678)                  (51,872)
     Loan repayments ..............................................           34,286                    38,059
     Property and equipment expenditures ..........................             (194)                     (626)
     Investments in joint ventures ................................             (265)                   (1,204)
                                                                           ---------                 ---------
Net cash provided by (for) investing activities ...................            3,785                   (24,723)
                                                                           ---------                 ---------
Cash flows from financing activities:
     Deposit receipts .............................................          281,792                   286,813
     Deposit withdrawals ..........................................         (295,655)                 (273,327)
     Interest credited to deposit accounts ........................            8,782                     7,806
     Proceeds of borrowed money ...................................           21,000                    18,500
     Repayment of borrowed funds ..................................          (25,308)                  (18,000)
     Decrease in advance payments by borrowers for
       taxes and insurance ........................................           (1,260)                   (1,432)
     Proceeds from exercise of stock options ......................              172                       578
     Purchase of treasury stock ...................................             (125)                   (7,627)
     Dividends paid on common stock ...............................           (1,508)                   (1,495)
                                                                           ---------                 ---------
Net cash provided by (for) financing activities ...................          (12,110)                   11,816
                                                                           ---------                 ---------
Decrease in Cash and cash equivalents .............................           (4,691)                   (7,845)
Cash and cash equivalents at beginning of period ..................           11,680                    15,868
                                                                           ---------                 ---------
Cash and cash equivalents at end of period ........................        $   6,989                     8,023
                                                                           =========                 =========
Cash paid during the period for:
     Interest .....................................................        $  12,061                    11,126
     Income taxes .................................................            1,143                       839
Non-cash investing activities:
     Transfer of loans to foreclosed real estate ..................                0                        68
                                                                           =========                 =========

See notes to consolidated financial statements.

                           SOUTHWEST BANCSHARES, INC.


Notes to Consolidated Financial Statements
------------------------------------------

1.  Statement of Information Furnished
--------------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Southwest Bancshares, Inc. and its consolidated subsidiaries Southwest Federal Savings and Loan Association of Chicago and Southwest Bancshares Development Corporation. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

          These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

2.  Earnings Per Share
----------------------

          Southwest Bancshares, Inc. presents earnings per share on a primary and a fully diluted basis. Earnings per share were computed by dividing net income by the average number of common equivalent shares outstanding during the period. Common equivalent shares include shares issuable under the stock option plans.

3.  Impact of New Accounting Standards
--------------------------------------

          In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS No. 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

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

          In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 (APB No. 15), "Earnings Per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.


     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB No. 15.


          SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The following presentation illustrates pro forma basic and diluted earnings per share based on the provisions of SFAS No. 128:

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                            --------------------  --------------------
                                               1997      1996       1997       1996
                                            ---------  ---------  ---------  ---------
Weighted-average number of
  common shares outstanding
  used in basic earnings per
  share calculation.......................  2,652,782  2,682,852  2,644,072  2,788,899
Add common stock equivalents
  for shares issuable under
  Stock Option Plan.......................    105,203    116,096    111,440    123,974
                                            ---------  ---------  ---------  ---------
Weighted-average number of
  shares outstanding adjusted
  for common stock equivalent.............  2,757,985  2,798,948  2,755,512  2,912,873
                                            =========  =========  =========  =========

Net income (loss)......................... $1,059,000   (144,000) 3,066,000  1,718,000
                                            =========  =========  =========  =========

Basic earnings (loss) per share........... $      .40       (.05)      1.16        .62

Diluted earnings (loss) per share......... $      .38       (.05)      1.11        .58



     Disclosure of earnings per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" is contained in Exhibit 11.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"),"Disclosures about Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company's primary sources of funds are the Association's deposits and proceeds from principal and interest payments on loans and mortgage-backed securities, advances from the FHLB-Chicago and proceeds from the maturity of investments. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As of September 30, 1997 the Association had outstanding loan commitments of $6.6 million, with an average interest rate of 8.46%, of which the majority were fixed-rate loans. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1997 totalled $138.9 million. Based upon the Association's experience, management believes that a significant portion of such deposits will remain with the Association.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $3.6 million for the nine months ended September 30, 1997 as compared to $5.1 million for the same period in 1996. Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 1997 as compared to $24.7 million provided for investing activities in the nine month period ended September 30, 1996. Net cash provided for financing activities was $12.1 million for the nine month period ended September 30, 1997 as compared to $11.8 million provided by financing activities for the nine month period ended September 30, 1996.

The primary investment activity of the Association is the origination of mortgage loans and the purchase of mortgage-backed and mortgage-related securities. The Association disbursed $44.7 million in mortgage loans during the nine month period ended September 30, 1997 as compared to $51.9 million for the same nine month period of 1996. The Company also purchased $3.3 million in participation loans for the nine month period ended September 30, 1997 as
compared to $5.2 million in the same period of 1996.   Participation loans sold
by the Company totalled $3.0 million for the nine month period ended September 30, 1997 as compared to $1.9 million in the same period of 1996. The Company did not purchase any mortgage-backed securities, available for sale in the nine month period ended September 30, 1997 as compared to $5.0 million purchased during the nine month period ended September 30, 1996. Proceeds of $4.0 million from the sales of mortgage-backed securities, available for sale for the nine month period ended September 30, 1997 compares to no sales during the same period of 1996. Proceeds from maturities of mortgage-backed securities, available for sale of $2.0 million for the nine month period ended September

30, 1997 compares to $2.2 million for the same period in 1996. Other investing activities include primarily investing in U.S. Government and agency obligations and other investments which totalled $3.0 million and $13.3 million for the nine month periods ended September 30, 1997 and 1996, respectively. Proceeds of $7.0 million from sales of investment securities, available for sale during the nine month period ended September 30, 1997 compares to $45,000 for the same period in 1996. Proceeds from maturities of investment securities, available for sale of $4.5 million during the nine month period ended September 30, 1997 compares to $10.0 million for the same nine month period of 1996.

The Association is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 14.50% at September 30, 1997.

The Association's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 1997, cash and cash equivalents totalled $7.0 million.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. The core capital requirement was effectively increased to 4% since OTS regulations stipulate that an institution with less than 4% core capital will be deemed to be "undercapitalized". As of September 30, 1997, the Association's actual capital percentages for tangible capital of 7.77%, core capital of 7.77%, and current risk-based capital of 13.81% exceed the regulatory requirement for each category. On August 23, 1993, the OTS issued a final rule which sets forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based regulatory capital rule. The effective date for the rule has been delayed by the OTS. This regulation is not expected to have a material impact on the financial condition of the Association.

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

As of September 30, 1997, all of the mortgage-backed and related securities owned by the Company are issued or guaranteed either directly or indirectly by a federal agency and are typically rated in one of the two highest rated categories by a nationally recognized rating agency.

Consistent with its asset and liability management strategy, $17.5 million or 64.58% of the Company's mortgage-backed and related securities have adjustable interest rates, thereby reducing the impact of changing interest rates on these securities. However, because these securities are subject to prepayments, the Company's yield on this portfolio could be adversely affected if significant prepayments occur.

Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") purchased by the Company are not classified as "high risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of CMO and REMIC securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and REMICs to determine whether they are high risk or non-high risk securities. All CMOs and REMICs are subjected to this stress test quarterly and at September 30, 1997 all were considered to be low risk securities.

Non-Performing Assets - The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At September 30, 1997 there were no other known problem assets except as included in the table below.



                             NON-PERFORMING ASSETS

                             (Dollars in Thousands)
                                  (Unaudited)

                                      Sept. 30,    June 30,      March 31,     Dec. 31,    Sept. 30,
                                        1997         1997          1997          1996        1996
                                      ----------   ----------   ----------   ----------   ----------
Non-accrual delinquent
mortgage loans......................  $      761   $    1,133   $      671   $      811   $      781

Total real estate owned,
net of related allowance
for loan losses.....................           0            0            0          117           47
                                      ----------   ----------   ----------   ----------   ----------
Total non-performing assets.........  $      761   $    1,133   $      671   $      928   $      828
                                      ==========   ==========   ==========   ==========   ==========

Allowance for loan losses...........  $      769   $      763   $      757   $      751   $      772

Total non-performing
assets to total assets..............        0.20%        0.30%        0.18%        0.24%        0.22%

Total non-performing
loans to gross loans................        0.27%        0.40%        0.24%        0.30%        0.29%

Allowance for loan losses
to total non-performing loans.......      101.05%       67.34%      112.82%       92.60%       98.85%

Amount of interest that would have
been recorded on a non-accrual
basis if loans had been current
within their original terms.........  $   38,000   $   43,000   $   26,000   $   19,000   $   20,000

                           Interest Rate Sensitivity

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Association has assumed that its passbook savings, NOW and money market accounts, which totalled $104.6 million at September 30, 1997, are withdrawn at the annual percentage rates of 6%, 38% and 15%, respectively. These withdrawal rates, as well as loan prepayment assumptions, are based on the Association's historical experience regarding loan prepayments and deposit withdrawals.

                                                                           At September 30, 1997
                                        -------------------------------------------------------------------------------------------
                                                             More Than    More Than    More Than   More Than
                                           0-3      4-12    One Year to  Three Years  Five Years    10 Years   More Than
                                         Months    Months   Three Years to Five Years to 10 Years to 20 Years   20 Years    Total
                                        --------- --------- ----------- ------------- ----------- ------------ ---------- ---------
                                                                               (Dollars in thousands)
Interest-earning assets:
 Mortgage loans (1) ....................$  21,194    23,821      54,626        41,822      66,054       52,300      7,733   267,550
 Other loans (1) .......................    8,498      ---           93          ---         ---          ---        ---      8,591
 Interest-bearing deposits .............    1,365      ---          100          ---         ---          ---        ---      1,465
 Mortgage-backed securities ............   18,159       755       1,735         1,401       2,465        2,401        563    27,479
 Investment securities .................   11,935    14,450       8,000         4,630      10,000         ---        ---     49,015
                                        --------- --------- ----------- ------------- ----------- ------------ ---------- ---------
      Total interest-earning
        assets .........................   61,151    39,026      64,554        47,853      78,519       54,701      8,296   354,100

Less:
 Unearned discount and
   deferred fees .......................     (248)     (279)       (640)         (490)       (774)        (613)       (91)   (3,135)
                                        --------- --------- ----------- ------------- ----------- ------------ ---------- ---------
      Net interest-earning
        assets .........................$  60,903    38,747      63,914        47,363      77,745       54,088      8,205   350,965
                                        ========= ========= =========== ============= =========== ============ ========== =========

Interest-bearing liabilities:
 Passbook accounts .....................$     708     2,082       2,682         2,514       2,358        2,210     33,218    45,772
 NOW accounts ..........................    2,241     5,555       6,871         1,835       2,464        1,350        229    20,545
 Money market accounts .................    1,530     4,366       5,255         4,480       3,820        3,257     15,546    38,254
 Certificate accounts ..................   47,438    91,442      31,902          ---         ---          ---        ---    170,782
 Borrowed funds ........................   17,000    14,200      18,450         1,200        ---          ---        ---     50,850
                                        --------- --------- ----------- ------------- ----------- ------------ ---------- ---------
      Total interest-bearing
        liabilities ....................$  68,917   117,645      65,160        10,029       8,642        6,817     48,993   326,203
                                        ========= ========= =========== ============= =========== ============ ========== =========
 Interest sensitivity gap ..............$  (8,014)  (78,898)     (1,246)       37,334      69,103       47,271    (40,788)   24,762
 Cumulative interest sensitivity gap ...$  (8,014)  (86,912)    (88,158)      (50,824)     18,279       65,550     24,762
 Cumulative interest sensitivity gap
   as a percentage of total assets .....    (2.14)%  (23.18)     (23.51)       (13.55)       4.87        17.48       6.60
 Cumulative net interest-earning
   assets as a percentage of interest-
   sensitive liabilities ...............    88.37 %   53.41       64.98         80.58      106.76       123.65     107.59
----------

  (1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans and undisbursed loan proceeds but are not reduced by the allowance for loan losses. At September 30, 1997, non-performing loans and undisbursed loan proceeds totalled $761,000 and $5.8 million, respectively.


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



                                                                               Three Months Ended September 30,
                                                              --------------------------------------------------------------
                                                                         1997                            1996
                                                              -----------------------------   ------------------------------
                                                               Average             Average     Average             Average
                                                               Balance  Interest Yield/Cost    Balance  Interest  Yield/Cost
                                                              --------- -------- ----------   --------- --------  ----------
Assets:                                                                             (Dollars in Thousands)
Interest-earning assets:
     Mortgage loans, net ...................................  $264,893  $ 5,617       8.48%    254,112    5,317      8.37
     Other loans ...........................................     8,436      189       8.96       4,937      108      8.75
     Mortgage-backed securities ............................    28,334      468       6.61      32,242      530      6.58
     Interest-bearing deposits .............................     2,563       44       6.87       5,737      120      8.37
     Investment securities .................................    50,167      738       5.88      53,145      765      5.76
                                                              --------- -------- ----------   --------- --------  --------
          Total interest-earning assets ....................   354,393    7,056       7.96     350,173    6,840      7.81
Non-interest earning assets ................................    23,432                          19,474
                                                              ---------                       ---------
               Total assets ................................  $377,825                         369,647
                                                              =========                       =========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .........................................  $ 46,778  $   353       3.02%     47,854      358      3.00
          Certificate ......................................   170,174    2,456       5.77     158,245    2,226      5.63
          NOW and money market accounts ....................    60,096      466       3.10      61,034      461      3.02
     Borrowed funds:
          FHLB advances and other ..........................    50,100      783       6.25      53,658      859      6.40
                                                              --------- -------- ----------   --------- --------  --------
               Total interest-bearing liabilities ..........   327,148    4,058       4.96     320,791    3,904      4.87
Other liabilities ..........................................     8,803                           8,704
                                                              ---------                       ---------
               Total liabilities ...........................   335,951                         329,495
Stockholders' equity .......................................    41,874                          40,152
                                                              ---------                       ---------
               Total liabilities and stockholders'
                 equity ....................................  $377,825                         369,647
                                                              =========                       =========

Net interest income/interest rate spread (1) ...............            $ 2,998       3.00%               2,936      2.94
Net earning assets/net interest margin (2) .................  $ 27,245                3.38%     29,382               3.35
                                                              =========          ==========   =========           ========

Ratio of interest-earning assets to interest-bearing
  liabilities ..............................................      1.08 x                          1.09
                                                              =========                       =========

                                                                               Nine Months Ended September 30,
                                                             -----------------------------------------------------------------
                                                                         1997                            1996
                                                             ------------------------------   --------------------------------
                                                               Average             Average     Average             Average
                                                               Balance  Interest Yield/Cost    Balance  Interest  Yield/Cost
                                                             ---------- -------- ----------   --------- --------  ------------
Assets:                                                                             (Dollars in Thousands)
Interest-earning assets:
     Mortgage loans, net ...................................   261,550   16,643       8.48     246,666   15,862      8.57
     Other loans ...........................................     7,981      528       8.82       3,394      218      8.56
     Mortgage-backed securities ............................    30,377    1,514       6.65      31,418    1,550      6.58
     Interest-bearing deposits .............................     4,045      187       6.16       6,038      304      6.71
     Investment securities .................................    51,133    2,255       5.88      51,948    2,194      5.63
                                                             ---------- -------- ----------   --------- --------  --------
          Total interest-earning assets ....................   355,086   21,127       7.93     339,464   20,128      7.91
Non-interest earning assets ................................    23,002                          21,229
                                                             ----------                       ---------
               Total assets ................................   378,088                         360,693
                                                             ==========                       =========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .........................................    47,030    1,073       3.04      47,214    1,080      3.05
          Certificate ......................................   171,423    7,224       5.62     150,491    6,159      5.46
          NOW and money market accounts ....................    59,706    1,404       3.14      60,840    1,388      3.04
     Borrowed funds:
          FHLB advances and other ..........................    50,492    2,376       6.27      52,058    2,512      6.43
                                                             ---------- -------- ----------   --------- --------  --------
               Total interest-bearing liabilities ..........   328,651   12,077       4.90     310,603   11,139      4.78
Other liabilities ..........................................     8,416                           7,491
                                                             ----------                       ---------
               Total liabilities ...........................   337,067                         318,094
Stockholders' equity .......................................    41,021                          42,599
                                                             ----------                       ---------
               Total liabilities and stockholders'
                 equity ....................................   378,088                         360,693
                                                             ==========                       =========

Net interest income/interest rate spread (1) ...............              9,050       3.03                8,989      3.13
Net earning assets/net interest margin (2) .................    26,435                3.40      28,861               3.53
                                                              =========          ==========   =========           ========

Ratio of interest-earning assets to interest-bearing
  liabilities ..............................................      1.08                            1.09
                                                              =========                       =========

                                                               At September 30,
                                                                    1997
                                                             -------------------
                                                                         Average
                                                              Balance   Yield/Cost
                                                             --------- ----------
Assets:                                                     (Dollars in Thousands)
Interest-earning assets:
     Mortgage loans, net ...................................  264,514      8.08
     Other loans ...........................................    8,591      8.91
     Mortgage-backed securities ............................   27,372      6.57
     Interest-bearing deposits .............................    1,465      5.28
     Investment securities .................................   49,015      5.80
                                                             ---------  --------
          Total interest-earning assets ....................  350,957      7.65
Non-interest earning assets ................................   24,047
                                                             ---------
               Total assets ................................  375,004
                                                             =========

Liabilities and retained earnings:
Interest-bearing liabilities:
     Deposits:
          Passbook .........................................   45,772      3.01
          Certificate ......................................  170,782      5.72
          NOW and money market accounts ....................   58,799      3.09
     Borrowed funds:
          FHLB advances and other ..........................   50,850      6.36
                                                             ---------  --------
               Total interest-bearing liabilities ..........  326,203      4.97
Other liabilities ..........................................    6,258
                                                             ---------
               Total liabilities ...........................  332,461
Stockholders' equity .......................................   42,543
                                                             ---------
               Total liabilities and stockholders'
                 equity ....................................  375,004
                                                             =========

Net interest income/interest rate spread (1) ...............               2.68
Net earning assets/net interest margin (2) .................               3.04
                                                                        ========

Ratio of interest-earning assets to interest-bearing
  liabilities ..............................................     1.08
                                                             =========


 (1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

 (2) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

FINANCIAL CONDITION
-------------------


The assets of the Company decreased $7.4 million, or 1.92%, to $375.0 million at September 30, 1997 from $382.4 million at December 31, 1996. This decrease primarily resulted from a $4.7 million decrease in cash and interest-bearing deposits, a $1.0 million decrease in U.S. Government and agency obligations, available for sale, a $5.7 million decrease in mortgage-backed securities, available for sale and a $6.8 million decrease in other investments, available for sale, all partially offset by the $10.7 million increase in net loans receivable.

At September 30, 1997, cash and interest-bearing deposits decreased by $4.7 million, or 40.16%, to $7.0 million from $11.7 million at December 31, 1996. U.S. Government and agency obligations, available for sale decreased $921,000, or 1.98%, to $45.7 million at September 30, 1997 from $46.6 million at December 31, 1996.

Mortgage-backed securities, available for sale decreased $5.7 million, or 17.26%, to $27.2 million at September 30, 1997 from $32.8 million at December 31, 1996, as a result of $4.0 million in sales and $2.0 million in maturing securities which were partially offset by current market value adjustments.

Loans receivable increased to $273.1 million, a $10.7 million or 4.07% increase, at September 30, 1997 from $262.4 million at December 31, 1996. This resulted primarily from funding $44.7 million in new loans and purchasing $3.3 million in participation loans, which were partially offset by loan repayments of $34.3 million and the sale of participation loans of $3.0 million.

The Association has no foreclosed real estate at September 30, 1997 as compared to $117,000 at December 31, 1996.

Other investments, available for sale decreased $6.8 million, or 91.45%, to $635,000 at September 30, 1997 from $7.4 million at December 31, 1996, primarily as a result of the sale of an ARM loan mutual fund.

Savings deposits at September 30, 1997 decreased by $5.1 million, or 1.81%, as withdrawal activity of $295.7 million exceeded deposit receipts of $281.8 million and interest credited to deposit accounts of $8.8 million.

Borrowed money decreased $4.3 million, or 7.81%, in the nine month period ended September 30, 1997, to $50.9 million from $55.2 million at December 31, 1996, as borrowings were repaid.

Stockholders' equity increased $2.7 million, or 6.73%, for the nine month period ended September 30, 1997 to $42.5 million at September 30, 1997 from $39.9 million at December 31, 1996, as a result of net income of $3.1 million, an increase of $172,000 from the exercise of stock options, a decrease of $526,000 in unrealized loss on available for sale securities and the decrease in the amortization of $240,000 and $122,000 of the ESOP and MRP plans, respectively, all of which were partially offset by the dividend payment of $1.5 million and the purchase of treasury stock of $125,000.

ANALYSIS OF OPERATIONS
----------------------

Net income for the three months ended September 30, 1997 increased by $1,203,000 to $1.1 million from a negative $144,000 for the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, net income increased $1.3 million, or 78.46%, to $3.1 million from $1.7 million in the same period in 1996. The increase for both the three and nine month periods is primarily attributable to the one-time assessment for SAIF recapitalization of $1.0 million after tax provision recognized in the third quarter of 1996.

Interest income increased for the quarter ended September 30, 1997 to $7,056,000 from $6,840,000 for the same quarter in 1996, a $216,000 or 3.16% increase. Interest income increased $999,000, or 4.96%, to $21,127,000 for the nine month period ended September 30, 1997 from $20,128,000 for the same nine month period ended September 30, 1996. The increase in interest income for both the three month and nine month periods was primarily attributed to the increase in total interest-earning assets, particularly the increase in loans receivable. For the three month period ended September 30, 1997, the yield on interest-earning assets increased 0.15%, or 1.92%, to 7.96% from 7.81% for the same period of 1996. The yield for the nine month period ended September 30, 1997 increased 0.02%, or 0.25%, to 7.93% from 7.91% for the nine month period ended September 30, 1996.

Interest expense increased $154,000, or 3.94%, for the quarter ended September 30, 1997 to $4,058,000 from $3,904,000 for the quarter ended September 30, 1996.
For the nine month period ended September 30, 1997, interest expense increased $938,000, or 8.42%, to $12.1 million from $11.1 million for the same period in 1996. The increase for both the three month period and nine month period ending September 30, 1997 is related to the increase in the average balance of interest-bearing liabilities and the overall increase in the cost of funds. For the three month period the average cost of funds increased 0.09%, a 1.85% increase, to 4.96% as compared to 4.87% for the same period in 1996 and increased 0.12%, a 2.51% increase, to 4.90% for the nine month period as compared to 4.78% for the same nine month period in 1996 as noted on the Average Balance Sheet set forth above.

The Association calculates any allowance for possible loan losses based upon its on-going evaluation of pertinent factors underlying the types and quality of its loans, including the risks inherent in its loan portfolio and other factors, such as the current regulatory and economic environment. As a result of this review, loan loss provisions are recorded. A provision of $6,000 was established for both the three month periods ended September 30, 1997 and 1996. A provision of $18,000 was established for both the nine month periods ended September 30, 1997 and 1996. The ratio of non-performing loans to total loans was 0.27% as of September 30, 1997 as compared to 0.29% as of September 30, 1996. The allowance for loan losses to non-performing loans was 101.05% as of September 30, 1997 as compared to 98.85% as of September 30, 1996. Management believes its provision for loan losses is adequate, given the risks inherent in its loan portfolio and the current regulatory and economic environment.
Although the Association believes its allowance for losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Activity in the allowance for loan losses for all periods presented in the consolidated income statement is included in the following table.


                           ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)


                                         Three Months Ended     Nine Months Ended
                                           September 30,           September 30,
                                         ------------------     -------------------
                                          1997        1996       1997         1996
                                          ----        ----       ----         ----
     Balance at beginning of period....   $763        $766       $751         $754
     Provision for loan losses.........      6           6         18           18
     Write downs charged to allowance..      0           0          0            0
     Recoveries of amounts previously
      charged off......................      0           0          0            0
                                          ----        ----       ----         ----
     Balance at end of period..........   $769        $772       $769         $772
                                          ====        ====       ====         ====

Non-interest income increased $4,000, or 1.09%, for the three month period ended September 30, 1997, to $370,000 from $366,000 in 1996. The increase in non-interest income for the three month period ended September 30, 1997 resulted from an $81,000 gain on sale of securities, available for sale and an increase of $28,000 in insurance commissions, which were offset by decreases in joint venture income of $76,000, fees and service charges of $17,000 and $12,000 in miscellaneous income. Non-interest income decreased $25,000, or 2.42%, for the nine month period ended September 30, 1997, to $1,007,000 from $1,032,000 for the nine month period ended September 30, 1996. Increases of $174,000, $51,000 and $13,000 in gain on sale of securities, insurance commissions, and fees and service charges, respectively, were offset by decreases of $185,000, $68,000 and $10,000 in joint venture income, miscellaneous income, and REO gains, respectively.

Non-interest expense decreased $1.9 million, or 52.26%, to $1.7 million for the three month period ended September 30, 1997 as compared to $3.6 million for the three month period ended September 30, 1996. The major factor in the significant decrease was the $1.7 million special assessment for SAIF recapitalization in 1996 as insurance premium expense decreased $1.8 million. Compensation expense decreased $85,000 while other non-interest expenses remained relatively stable for the three month period ended September 30, 1997. For the nine month period ended September 30, 1997, non-interest expense decreased $2.2 million, or 29.08%, to $5.3 million from $7.5 million for the same period in 1996. The $1.7 million SAIF recapitalization assessment in 1996 was the major factor as insurance premium expense decreased $2.0 million. Compensation expense decreased $91,000 for the nine month period with other non-interest expenses remaining relatively stable.

The provision for federal and state income taxes in both periods increased as a result of the increase in net income before taxes. The provision was increased by $763,000 for the three month period ended September 30, 1997 and by $879,000, or 117.04%, for the nine month period ended September 30, 1997.


RECENT DEVELOPMENTS
-------------------


On August 13, 1997 the Company announced a quarterly cash dividend of 19 cents per share which was paid on September 9, 1997 to shareholders of record on August 26, 1997.

On July 16, 1996, the Company announced its intention to repurchase up to 100,000 shares, or approximately 5% of its outstanding shares at that time.
With the 3-for-2 stock split announced in the fourth quarter of 1996 the amount of shares authorized for repurchase increased to 150,000. This repurchase program continues and is to be accomplished by purchasing shares in open market transactions or unsolicited privately negotiated transactions, from time to time, subject to availability, stock price and other economic conditions. As of October 22, 1997 the purchase of 54,941 shares had been completed.

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

                                                                          Quarter Ended
                                                                       September 30, 1997
                                                                       ------------------
                  Net Income................................................   $1,059,000
                                                                               ==========

                  Weighted-average shares outstanding.......................    2,652,782

                  Common stock equivalents due to
                  dilutive effect on stock options..........................      105,203
                                                                               ----------
                  Total weighted-average common shares
                  and equivalents outstanding...............................    2,757,985
                                                                               ==========

                  Primary earnings per share................................   $     0.38
                                                                               ==========
                  Total weighted-average common shares
                  and equivalents outstanding...............................    2,757,985

                  Additional dilutive shares using the end of period
                  market value versus the average market value when
                  applying the treasury stock method........................          -0-**
                                                                               ----------
                  Total weighted-average common shares and
                  equivalents outstanding for fully diluted computation.....    2,757,985
                                                                               ==========

                  Fully diluted earnings per share..........................   $     0.38
                                                                               ==========

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



                                    Southwest Bancshares, Inc.



Dated: November 10, 1997            By: /s/ Richard E. Webber
      -------------------------         ------------------------------------
                                        Richard E. Webber
                                        President and Chief Financial Officer