Form 10-K405
period 1997-12-31
SOUTHWEST BANCSHARES INC /NEW/
filed 1998-03-26
CIK 885942

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

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

Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $54,596,106 and is based upon the last sales price as quoted on The Nasdaq Stock Market for February 25, 1998.

     As of February 25, 1998, the Registrant had 2,720,285 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     INDEX



PART I                                                                      PAGE

Item 1.  Business..........................................................   1

Additional Item.  Executive Officers of the Registrant.....................  31

Item 2.  Properties........................................................  31

Item 3.  Legal Proceedings.................................................  31

Item 4.  Submission of Matters to a Vote of Security Holders...............  31


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................  31

Item 6.  Selected Financial Data...........................................  32

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  35

Item 7A. Quantitive and Qualitative Disclosures About Market Risk..........  48

Item 8.  Financial Statements and Supplementary Data.......................  48

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  80

PART III

Item 10. Directors and Executive Officers of the Registrant................  80

Item 11. Executive Compensation............................................  83

Item 12. Security Ownership of Certain Beneficial Owners and Management....  86

Item 13. Certain Relationships and Related Transactions....................  87

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  88

SIGNATURES.................................................................  90

                                    PART I


Item 1.  Business.
-----------------

General

     Southwest Bancshares, Inc. (also referred to as the "Company") was incorporated under Delaware law on February 11, 1992. On June 11, 1992, the Registrant acquired Southwest Federal Savings and Loan Association of Chicago (the "Association" or "Southwest Federal") as a part of the Association's conversion from a mutual to a stock federally chartered savings and loan association. The Registrant is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Association, and Southwest Bancshares Development Corporation. The Registrant retained 50% of the net conversion proceeds amounting to $13.4 million which was invested in federal funds and high-grade, marketable securities. At December 31, 1997, the Company had total assets of $368.3 million and stockholders' equity of $44.0 million (12.0% of total assets).

     Southwest Federal has operated for over 114 years and was originally organized in 1883 as an Illinois-chartered building and loan association. In 1937 it converted to a federally chartered and insured savings and loan association. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC.

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

     On December 16, 1997, the Board of Directors of the Company approved a definitive agreement to merge with Alliance Bancorp of Hinsdale, Illinois. Pursuant to the merger agreement, which is subject to shareholder and regulatory approval, each common share of the Company's common stock will be exchanged for
1.1981 shares of Alliance Bancorp common stock, subject to adjustment based on the current value of Alliance Bancorp common stock at the effective date. Concurrent with the execution of the definitive agreement, the Company granted Alliance Bancorp an option to purchase an amount of shares equal to 9.9% of its outstanding common stock, which option is exercisable in certain circumstances. The transaction is expected to close prior to June 30, 1998.

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio consists primarily of conventional fixed-rate, first-mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family residences. At December 31, 1997, the total mortgage loans outstanding were $271.6 million, of which $176.0 million were one- to four-family residential mortgage loans, or 62.9% of the loan portfolio. At that same date, multi-family residential mortgage loans totaled $51.2 million, or 18.3% of the loan portfolio.

     The remainder of the mortgage loans, which totaled $43.8 million, or 15.6% of total loans outstanding at December 31, 1997, consisted of commercial real estate loans which totaled $29.0 million, or 10.4% of the loan portfolio, land loans which totaled $8.7 million, or 3.1% of the loan portfolio and construction loans which totaled $6.0 million, or 2.2% of the loan portfolio. At
December 31, 1997, purchased mortgage loans totaled $9.6 million, or 3.4% of the loan portfolio. All purchased mortgage loans were originated in the Chicago metropolitan area, except for a participation loan in DeKalb, Illinois of $849,000. Other loans held by the Association, which principally consist of line of credit and share loans, totaled $8.9 million, or 3.2% of total loans outstanding at December 31, 1997.

     The Company and its subsidiaries also invest in mortgage-backed securities. At December 31, 1997, the amortized cost and carrying (market) value of total mortgage-backed securities aggregated $20.8 million and $20.9 million, respectively, or 5.7% of total assets, of which 82.9% were backed by adjustable rate mortgage ("ARM") loans and 17.1% were backed by fixed-rate loans. All of the mortgage-backed securities at December 31, 1997 were insured or guaranteed by either the Government National Mortgage Association ("GNMA"), Fannie Mae ("FNMA") or Freddie Mac ("FHLMC").

     The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not market value. This table does not include unrealized gains on mortgage-backed securities classified available for sale in the amount of $72,000 at December 31, 1997.

                                                                                    At December 31,
                                              --------------------------------------------------------------------------------------
                                                       1997                        1996                           1995
                                              ------------------------ ---------------------------    ------------------------------
                                                             Percent                    Percent                           Percent
                                                 Amount      of Total     Amount        of Total          Amount          of Total
                                              -----------  ----------- -------------  ------------    --------------   -------------
                                                                                  (Dollars in Thousands)
Mortgage loans:
  One- to four-family ........................  $176,007        62.88%     $167,303         61.14%         $157,374           61.99%
  Multi-family ...............................    51,248        18.31        50,504         18.46            48,453           19.08
  Commercial real estate .....................    28,957        10.35        26,534          9.70            24,075            9.48
  Construction ...............................     6,044         2.16        11,409          4.16             7,216            2.84
  Land .......................................     8,702         3.10        10,558          3.86            15,560            6.13
                                                --------       ------      --------        ------          --------          ------
        Total mortgage loans .................   270,958        96.80       266,308         97.32           252,678           99.52
Other loans ..................................     8,943         3.20         7,328          2.68             1,229            0.48
                                                --------       ------      --------        ------          --------          ------
        Total loans receivable ...............   279,901       100.00%      273,636        100.00%          253,907          100.00%
                                                               ======                      ======                            ======
Less:
  Loans in process ...........................     5,493                      7,187                           6,826
  Unearned discounts and deferred loan fees ..     3,041                      3,267                           3,468
  Allowance for loan losses ..................       775                        751                             754
                                                --------                   --------                        --------
        Loans receivable, net ................ $ 270,592                   $262,431                        $242,859
                                               =========                   ========                        ========

Mortgage-backed securities:
  CMOs and REMICs ............................    $8,993        43.08%    $   9,218         27.50%         $  9,542           30.28%
  FHLMC ......................................     2,639        12.64         4,555         13.59             5,410           17.17
  FNMA  ......................................     6,743        32.30         7,699         22.97             3,432           10.89
  GNMA  ......................................     2,500        11.98        12,049         35.94            13,126           41.66
                                                --------       ------      --------        ------          --------         -------
      Total mortgage-backed securities .......    20,875       100.00%       33,521        100.00%           31,510          100.00%
                                                               ======                      ======                            ======
Net premiums (discounts) .....................      (34)                      (145)                           (111)
                                                --------                   --------                        --------
      Net mortgage-backed securities .........   $20,841                   $ 33,376                        $ 31,399
                                                 =======                   ========                        ========
                                                                        At December 31,
                                               ------------------------------------------------------------
                                                          1994                            1993
                                               ----------------------------    ----------------------------
                                                                 Percent                        Percent
                                                  Amount        of Total         Amount         of Total
                                               -------------   ------------    ------------   -------------
                                                                  (Dollars in Thousands)
Mortgage loans:
  One- to four-family ........................     $161,932          65.17%       $143,127       65.75%
  Multi-family ...............................       46,785          18.83          41,771       19.19
  Commercial real estate .....................       20,479           8.24          17,646        8.11
  Construction ...............................        5,378           2.16           7,765        3.57
  Land .......................................       12,937           5.21           7,147        3.28
                                                   --------         ------        --------      ------
        Total mortgage loans .................      247,511          99.61         217,456       99.90
Other loans ..................................          968           0.39             227        0.10
                                                   --------         ------        --------      ------
        Total loans receivable ...............      248,479         100.00%        217,683      100.00%
                                                                    ======                      ======
Less:
  Loans in process ...........................        6,031                          5,950
  Unearned discounts and deferred loan fees ..        3,607                          3,398
  Allowance for loan losses ..................          738                            708
                                                   --------                       --------
        Loans receivable, net ................     $238,103                       $207,627
                                                   ========                       ========

Mortgage-backed securities:
  CMOs and REMICs ............................    $   9,826          28.84%      $  10,658       34.55%
  FHLMC ......................................        6,195          18.18           6,065       19.66
  FNMA  ......................................        4,174          12.25           5,182       16.80
  GNMA  ......................................       13,873          40.73           8,941       28.99
                                                   --------         ------        --------      ------
      Total mortgage-backed securities .......       34,068         100.00%         30,846      100.00%
                                                                    ======                      ======
Net premiums (discounts) .....................         (88)                            116
                                                   --------                       --------
      Net mortgage-backed securities .........    $  33,980                      $  30,962
                                                  =========                      =========

            The following table sets forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for the periods indicated. Mortgage-backed securities are shown at market value.

                                                                       Year Ended December 31,
                                                  -----------------------------------------------------------------
                                                       1997                    1996                    1995
                                                  --------------          --------------          -----------------
                                                                       (Dollars In Thousands)
Mortgage loans (gross):
  At beginning of period.........................       $266,308                $252,678                $247,511
                                                        --------                --------                --------
  Mortgage loans originated:
     One-to four-family..........................         22,031                  31,558                  13,511
     Multi-family................................          4,607                   7,993                   6,556
     Commercial real estate......................          1,575                   2,211                   5,169
     Construction................................          9,369                  15,779                  10,060
     Land........................................          8,416                   1,931                  13,242
                                                        --------                --------                --------
        Total mortgage loans originated..........         45,998                  59,472                  48,538
                                                        --------                --------                --------
  Mortgage loans purchased:
     One-to four-family..........................            519                      48                      77
     Multi-family................................            540                   2,619                      --
     Commercial real estate......................          2,778                   2,196                      --
     Land........................................            121                   1,191                      --
                                                        --------                --------                --------
        Total mortgage loans purchased...........          3,958                   6,054                      77
                                                        --------                --------                --------
        Total mortgage loans originated and
        purchased................................         49,956                  65,526                  48,615
                                                        --------                --------                --------
  Transfer of mortgage loans to real estate owned           (103)                   (134)                   (156)
  Principal repayments...........................        (41,771)                (49,754)                (38,499)
  Sales of loans.................................         (3,432)                 (2,008)                 (4,793)
                                                        --------                --------                --------
  At end of period...............................       $270,958                $266,308                $252,678
                                                        ========                ========                ========

Other loans (gross):
  At beginning of period.........................       $  7,328                $  1,229                $    968
     Other loans originated......................          9,094                   7,131                   2,092
     Principal repayments........................         (7,479)                 (1,032)                 (1,831)
                                                        --------                --------                --------
  At end of period...............................       $  8,943                $  7,328                $  1,229
                                                        ========                ========                ========

Mortgage-backed securities (gross):
  At beginning of period.........................       $ 33,521                $ 31,510                $ 34,068
     Mortgage-backed securities purchased........             --                   4,996                      --
     Mortgage-backed securities sold.............         (9,797)                     --                      --
     Amortization and repayments.................         (2,849)                 (4,985)                 (2,558)
                                                        --------                --------                --------
  At end of period...............................       $ 20,875                $ 33,521                $ 31,510
                                                        ========                ========                ========

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at December 31, 1997. Mortgage-backed securities are shown at amortized cost, not market value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $41.8 million, $49.8 million, and $38.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                                 At December 31, 1997
                                                   ---------------------------------------------------------------------------------

                                                      One-to Four         Multi-       Commercial
                                                         Family           Family       Real Estate        Land        Construction
                                                   ------------------  ------------  ---------------  -------------  ---------------
                                                                                       (Dollars In Thousands)
 Amounts due:
    Within one year................................            $2,086        $2,386          $    --         $8,702           $6,044
    After one year:
      One to three years...........................             1,187         4,554               --             --               --
      Three to five years..........................             2,147         8,779            6,719             --               --
      Five to 10 years.............................            11,520         3,213            2,676             --               --
      10 to 20 years...............................            48,092        25,064           14,469             --               --
      Over 20 years................................           110,975         7,252            5,093             --               --
                                                              -------         -----            -----             --               --
         Total due or repricing after one year.....           173,921        48,862           28,957             --               --
                                                              -------        ------           ------         ------           ------

         Total amount due or repricing.............          $176,007       $51,248          $28,957         $8,702           $6,044
                                                             ========       =======          =======         ======           ======

 Less:
    Loans in process...............................
    Unearned discounts, premiums and
     deferred loan fees, net.......................
    Allowance for possible loan losses.............
     Loans receivable and mortgage-
     backed securities, net........................

                                                                        At December 31, 1997
                                                    -----------------------------------------------------------------
                                                                                           Totals
                                                                    -------------------------------------------------
                                                                          Total           Mortgage-
                                                        Other             Loans            Backed
                                                        Loans          Receivable        Securities        Total
                                                    --------------  -----------------  ---------------  ------------
                                                                              (Dollars In Thousands)
 Amounts due:
    Within one year................................         $8,799            $28,017          $17,485       $45,502
    After one year:
      One to three years...........................            144              5,885               --         5,885
      Three to five years..........................             --             17,645               --        17,645
      Five to 10 years.............................             --             17,409               --        17,409
      10 to 20 years...............................             --             87,625              890        88,515
      Over 20 years................................             --            123,320            2,500       125,820
                                                            ------            -------            -----       -------
         Total due or repricing after one year.....            144            251,884            3,390       255,274
                                                            ------            -------            -----       -------

         Total amount due or repricing.............         $8,943            279,901           20,875       300,776
                                                            ======            -------           ------       -------

 Less:
    Loans in process...............................                           (5,493)               --       (5,493)
    Unearned discounts, premiums and
     deferred loan fees, net.......................                           (3,041)             (34)       (3,075)
    Allowance for possible loan losses.............                             (775)               --         (775)
                                                                             -------           -------      --------
     Loans receivable and mortgage-
     backed securities, net........................                          $270,592          $20,841      $291,433
                                                                             ========          =======      ========

     The following table sets forth at December 31, 1997, the dollar amount of all loans and mortgage-backed securities due or repricing after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                         Due or Repricing after
                                                                           December 31, 1998
                                                        -------------------------------------------------------
                                                           Fixed               Adjustable              Total
                                                        -----------          --------------         -----------
                                                                         (Dollars In Thousands)
Mortgage loans:
  One- to four-family................................     $173,921                    --              $173,921
  Other..............................................       77,819                    --                77,819
Other loans..........................................          144                    --                   144
                                                          --------                                    --------
Total loans receivable...............................      251,884                    --               251,884

Mortgage-backed securities(1)........................        3,390                    --                 3,390
                                                          --------                                    --------
Total loans receivable and
   mortgage-backed securities........................     $255,274                    --              $255,274
                                                          ========              ========              ========

----------------------------------
(1) Does not include CMOs and REMICs which are backed by ARMs because the repricing period is immeasurable. Mortgage-backed securities are carried at amortized cost.


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

     The Association offers fixed-rate and ARM loans on one- to four-family residential properties. The Association's mortgage loans are made for terms of 15 to 30 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the cost of funds. Origination fees range from zero points to 2.5% depending on the interest rate charged and other factors. Generally, the Association's standard underwriting guidelines conform to FHLMC guidelines with periodic exceptions granted to customers with a long-standing relationship on a case-by-case basis, which are approved by the Chief Lending Officer or the President. On occasion, the Association sells a portion of its fixed-rate mortgage loans to FHLMC. The Association may sell additional fixed-rate mortgage loans to assist in controlling its interest-rate risk. The Association retains the servicing on any fixed-rate loans it sells.

     The Association makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the secured property and will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance ("PMI"). On a case-by-case basis, PMI on the amount in excess of such 80% ratio is waived for borrowers with whom the Association generally has had a long-standing relationship. At December 31, 1997, of the total one- to four-family residential mortgage loans of the Association, $2.9 million, or 1.6% of these loans with balances greater than the 80% loan-to-value ratio, did not have PMI. Originated mortgage loans in the Association's portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. It is the Association's policy to enforce due-on-sale provisions.

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

Typically, the Association provides a fixed-rate equity mortgage loan on property for which it has a first mortgage. As of December 31, 1997, $1.3 million, or 0.5% of the Association's total loans outstanding, consisted of fixed-rate equity mortgage loans on which the Association did not make the first mortgage.

     Multi-Family Lending. In the Chicago metropolitan area, the Association originates fixed-rate multi-family loans with terms of 15 to 20 years, with an origination fee of 1% to 2%. In addition, the Association also offers two balloon loans, amortized over 25 years with an origination fee of 1% to 1.5%. One is a five year balloon and the other is a seven year balloon. These loans are generally made in amounts up to 75% of the appraised value of the secured property. Most of the Association's multi-family loans are not owner-occupied. In making such loans, the Association bases its underwriting decision primarily on the net operating income generated by the real estate to support the debts, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Association's lending experience with the borrower. The Association also receives a personal guarantee from the borrower.

     As of December 31, 1997, $51.2 million, or 18.3% of the loan portfolio, consisted of originated multi-family residential loans located in the Association's primary lending area. The typical multi-family property in the Association's local multi-family lending portfolio has between five and twelve dwelling units, some of which also include retail units, with an average loan balance of approximately $214,000. At December 31, 1997, the Association had $6.0 million outstanding in balloon loans with an average interest rate of 8.1%. The largest multi-family loan at December 31, 1997 is in the Association's primary market area and had an outstanding balance of $2.8 million. This loan is secured by an 84 unit apartment complex located in the Chicago metropolitan area. The Association has sold a 50% participation interest in this loan to another local financial institution.

     At December 31, 1997, the Association had a participation interest in four multi-family loans totaling $2.9 million. The same underwriting criteria described above were used in determining to enter into these agreements.

     Commercial Real Estate Lending. At December 31, 1997, the Association's commercial real estate loan portfolio totaled $29.0 million, or 10.4% of the loan portfolio. All the Association's commercial real estate loans are secured by improved property such as office buildings, retail strip shopping centers, industrial condominium units and other small businesses which are located in the Chicago metropolitan area. At December 31, 1997, the Association had $5.5 million outstanding in balloon loans, at an average interest rate of 8.6%. The largest commercial real estate loan at December 31, 1997 was a $3.1 million loan on a 26 unit shopping center to a borrower with whom the Association has a long-standing business relationship. The Company and the Association are major tenants of this center. The interest rates, terms of loans and underwriting criteria for commercial real estate are similar to the criteria for multi-family residential properties.

      At December 31, 1997, the Association had a participation interest in four commercial real estate loans totaling $4.9 million. The underwriting criteria used in determining to enter into these agreements were similar to those of multi-family loans.

     Land and Construction Lending. In its primary market area, the Association originates loans for the acquisition of land (either unimproved land or improved lots), and for making the necessary improvements to prepare land for sale as improved residential or commercial property on which the purchaser can then build (collectively, "land loans"). In addition, the Association originates loans to finance the construction of one- to four-family homes and, to a much lesser extent, multi-family residential and commercial real estate property (collectively, "construction loans"). At December 31, 1997, land and construction loans totaled $8.7 million, or 3.1%, and $6.1 million, or 2.1%, respectively, of the loan portfolio. The Association generally has a policy of originating land and construction loans only in Chicago and the surrounding suburban area. Land and construction loans afford the Association the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on fixed-rate loans secured by existing residential properties. These higher yields correspond to the higher risks associated with land and construction loans.

     Land loans include loans to developers for the development of residential subdivisions and loans on raw land and on improved lots to contractors and individuals. At December 31, 1997, the Association had 23 land loans to developers and contractors totaling $8.7 million. Land development loans typically are short-term loans. The interest rate on land loans is generally at 1% to 2% over the prime rate as reported in The Wall Street Journal and is
                                            -----------------------
adjusted monthly. The loan-to-value ratio generally does not exceed 75%. Loans typically are made to customers of the Association and developers and contractors with whom the Association has had previous lending experience. The Association generally requires an independent appraisal of the property and feasibility studies may be required to determine the profit potential of the development. All of the Association's land loans have been made in the Chicago metropolitan area. Although the Association may make land loans to current customers, the Association is presently not actively marketing this type of loan.

     The Association principally finances the construction of individual, owner and non owner-occupied houses with preference given to contractors with whom the Association has had long-term, successful relationships. Construction loans generally are adjustable rate interest only loans with terms of 12 to 18 months. The interest rate on construction loans is generally 1/2% to 2% over the prime rate as reported in The Wall Street Journal and is adjusted monthly. Such loans
                    -----------------------
typically have loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association also offers construction permanent financing for owner-occupied residences. These loans are originated for current market interest rates, terms and origination fees. There is generally an additional origination fee of 1% for this loan product. Interest only is generally charged for four months and the loan automatically converts in the sixth month to principal and interest payments for a maturity of 30 years or less. Construction pay outs are disbursed in four increments as construction progresses and inspections warrant. Of the $6.1 million construction loans outstanding on December 31, 1997, all were one- to four-family residences including townhouses and condominium units.

     During 1997 the Association entered into a participation agreement with a local lender for 30% participation in an $8.4 million loan for the construction of a 69 unit residential condominium building. The Association has a long-standing relationship with this developer.

     At December 31, 1997, the Association had a participation interest in two
land and construction loans totaling $1.1 million.   The underwriting criteria
used in determining to enter into these agreements was similar to those of land and construction lending used by the Association.

     Also during 1997, the Association originated an acquisition and improvement loan with a long-standing customer in the amount of $6.0 million. The Association negotiated the sale of a portion of this loan to two other local financial institutions.

     At December 31, 1997, the largest aggregate amount of loans outstanding to one borrower totaled $4.9 million. These six outstanding loans are secured by a single-family residence and multi-family dwellings with a building containing limited office space. All loans to this borrower are current and are within the Association's "loans to one borrower" limitation established by OTS regulations.

     Other Lending. During the year ended December 31, 1997 the Association offered an adjustable rate line of credit for builders with whom the Association has had a long-standing relationship. These loans are secured by real estate with an interest rate adjusted to the prime rate, generally from 0.5% to 1.5% above the prime rate, as reported in The Wall Street Journal and is adjusted
                                     -----------------------
monthly. During 1997, the Company originated a line of credit loan to a joint venture project. At December 31, 1997, the Association had line of credit loans totaling $8.8 million with $4.3 million being drawn by borrowers which represent 1.6% of the loan portfolio.

     The Association also offered an adjustable home equity line of credit, secured by real estate with an interest rate at prime rate or 1% over the prime rate, as reported in The Wall Street Journal, which is adjusted monthly. At
                     ------------------------
December 31, 1997, the Association had loans totaling $7.0 million with $4.5 million being drawn by borrowers which represents 1.6% of the loan portfolio.

     The Association also offers other loans, primarily share loans secured by deposit accounts. At December 31, 1997, $144,000, or 0.1% of the loan portfolio, consisted of these loans.

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

     For loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income, source of down payment and certain other information is verified and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required, which currently is performed by an independent appraiser designated and approved by the Association. The Board annually approves appraisers used by the Association and reviews the Association's Appraisal Policy. The Association also has a Quality Control System which includes a director, who is a member of the Member Appraisal Institute ("MAI"), who reviews appraisal reports on a random basis.
It is the Association's policy to obtain title insurance on all real estate mortgage loans. Borrowers must also obtain hazard insurance and flood insurance, which is required prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for real estate taxes, hazard insurance, flood insurance and private mortgage insurance premiums.

     Mortgage-Backed Securities. The Company and its subsidiaries have significant investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. At December 31, 1997, the amortized cost of mortgage-backed securities totaled $20.8 million, or 5.7% of total assets, of which all were available for sale and are carried at market value. The market value of such securities totaled approximately $20.9 million at December 31, 1997. See "Impact of New Accounting Standards". Included in the total mortgage-backed securities are Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), which had a carrying (market) value of $8.7 million. In order to reduce its interest rate risk, the Association, in recent years, has sold mortgage-backed securities backed by fixed-rate GNMA and FHLMC loans and purchased CMOs and REMICs backed by ARM loans. The weighted average life of
CMOs and REMICs at December 31, 1997 was 24 years.   However, based on current
prepayment rates, the weighted average life is expected to be approximately six years. The Company and its subsidiaries typically purchase CMOs and REMICs rated in one of the two highest rating categories by a nationally recognized rating agency. At December 31, 1997, $11.8 million, or 56.7% of the amortized cost of the Company and its subsidiaries' mortgage-backed securities portfolio, was directly insured or guaranteed by the GNMA, FNMA or FHLMC. An additional $9.0 million, or 43.3% of the amortized cost of the Company and its subsidiaries' mortgage-backed securities portfolio consisted of CMOs and REMICs backed by federal agency collateral. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.5%

Delinquencies and Classified Assets

     Delinquent Loans. The Association sends a notice to the borrower when a loan is 20 days past due. When the loan is less than one year old, a letter is also sent at that time. On all loans, a late notice is also sent after payment is 30 days past due. If payment is not received, an additional late notice is sent by both certified and regular mail after payment is 60 days past due. In the event that payment is not received, additional letters may be sent and/or phone calls made to the borrower. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment or work out a repayment schedule with the borrower. Once a loan is 90 days past due, and if a repayment plan has not been established, a foreclosure notice is sent to the borrower. Property acquired by the Association as a result of a foreclosure on a mortgage loan is classified as real estate owned. Interest income is reduced by the full amount of accrued and uncollected interest on all loans once they become 90 days delinquent.

     Classified Assets. Federal regulations and the Association's Classification of Assets Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses are required to be designated "special mention" by management, including one- to four-family residences that are delinquent 76 days or more, or other mortgage loans that are delinquent 45 days or more unless the collateral has been sold and closing is imminent.

     When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. In connection with the filing of its periodic reports with the OTS, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

     At December 31, 1997, the Association had eight loans classified as special mention totaling $732,000. Six loans are on a single-family residence with an average balance of $94,000, one is a land loan with a balance of $143,000 and one is a loan on commercial property with a balance of $28,000. The Association also had classified fourteen loans totaling $1.1 million as substandard at
December 31, 1997.   Twelve of these loans are on one- to four-family, owner-
occupied residences, with an average balance of $76,000, one is on commercial property, with a balance of $208,000 and one loan is a home equity loan with a
balance of $8,000.   Three are loans of which the borrower is in bankruptcy and payments are being made by the trustee in bankruptcy and two loans are in foreclosure, while the borrowers on the remainder of these loans are on repayment plans. Fourteen of the loans, totaling $1.2 million, are classified as either special mention or substandard, but do not qualify as non-performing loans because they are less than 90 days delinquent.

     At December 31, 1997, 1996 and 1995, delinquencies in the Association's loan portfolio were as follows:

                                                At December 31, 1997                              At December 31, 1996
                                 ------------------------------------------------ ----------------------------------------------
                                       60-89 Days            90 Days or More          60-89 Days            90 Days or More
                                 --------- ------------  -------- --------------- ------- ------------ ------------- -----------
                                    Number   Principal    Number     Principal    Number    Principal     Number     Principal
                                      of      Balance       of        Balance       of       Balance        of        Balance
                                    Loans    of Loans     Loans      of Loans     Loans     of Loans      Loans      of Loans
                                 --------- ------------  -------- --------------- ------- ------------ ------------- -----------
                                                          (Dollars in Thousands)
 One-to four-family..........          4        $324          7         $643          6        $419        10            $811
 Multi-family................          1          17         --           --          1          68        --              --
 Commercial real estate......         --          --          1           28         --          --        --              --
 Land and Construction.......         --          --         --           --         --          --        --              --
                                      --          --         --           --         --          --        --              --
     Total loans.............          5        $341          8         $671          7        $487        10            $811
                                       =        ====          =         ====          =        ====        ==            ====
 Delinquent loans to total
 loans.......................                   0.12%                   0.24%                  0.20%                     0.30%
                                                ====                    ====                   ====                      ====
                                                                            At December 31, 1995
                                    ------------------------------------------------------------------------------------------------
                                                       60-89 Days                                   90 Days or More
                                    ------------------------------------------------  ----------------------------------------------
                                               Number               Principal               Number                   Principal
                                                 of                  Balance                  of                      Balance
                                                Loans                of Loans                Loans                    of Loans
                                    --------------------------- --------------------  -------------------------  -------------------
                                                                                        (Dollars in Thousands)
One-to four-family...........                    11                    $579                    8                         $696
Multi-family.................                     1                      20                   --                           --
Commercial real estate.......                    --                      --                    1                           68
Land and Construction........                    --                      --                   --                           --
                                                 --                     ---                   --                           --
     Total loans.............                    12                    $599                    9                         $764
                                                 ==                    ====                    =                         ====
Delinquent loans to total
loans........................                                          0.24%                                             0.30%
                                                                       ====                                              ====

            Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At December 31, 1997 there were no other known problem assets except as described above or as included in the table below.

                                                                                At December 31,
                                                 ----------------------------------------------------------------------------
                                                    1997(1)          1996            1995            1994            1993
                                                 ------------    ------------    ------------    ------------    ------------
                                                                             (Dollars in Thousands)

Non-accrual delinquent mortgage loans..........      $671            $811            $764            $589            $568
Total real estate owned, net of related
allowance for losses...........................        --             117              47             136              --
                                                     ----            ----            ----            ----            ----
Total non-performing assets....................      $671            $928            $811            $725            $568
                                                     ====            ====            ====            ====            ====
Non-performing loans to total loans............      0.24%           0.30%           0.30%           0.24%           0.26%
Total non-performing assets to total assets....      0.18%           0.24%           0.23%           0.21%           0.18%

-----------------------------

(1) For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $28,000.

Allowance for Loan Losses

            The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

            The following table sets forth the Association's allowance for possible loan losses at the dates indicated.


                                                                                                  At December 31,
                                                                          ---------------------------------------------------------
                                                                             1997          1996         1995       1994      1993
                                                                          -----------  ------------   ---------  --------   -------
                                                                                               (Dollars in Thousands)

 Balance at beginning of period .........................................    $14,613         $ 754       $ 738     $ 708     $ 805
                                                                             -------         -----       -----     -----     -----
 Provision for loan losses ..............................................         24            24          16        30        15
 Charge-offs net of recoveries (one- to four-family) ....................         --            --          --        --       (15)
 Charge-offs net of recoveries (multi-family) ...........................         --           (27)         --        --       (97)
 Allowance transferred from (to)  real estate owned .....................         --            --          --        --        --
                                                                                ----         -----       -----     -----     -----
 Balance at end of year .................................................       $775         $ 751       $ 754     $ 738     $ 708
                                                                                ====         =====       =====     =====     =====
 At end of period allocated to:
 Mortgage loans(1) ......................................................       $775         $ 751       $ 754     $ 738     $ 708

 Ratio of net charge-offs during the  period to average loans
 outstanding during the period ..........................................         --%          .01%         --%       --%      .06%
 Ratio of allowance for loan losses to net  loans receivable at the end
 of period ..............................................................       0.29          0.29        0.31      0.31      0.34
 Ratio of allowance for loan losses to  total non-performing assets at
 the end of period ......................................................     115.50         80.93       92.97    101.79    124.65
 Ratio of allowance for loan losses to  non-performing loans at the end
 of the period ..........................................................     115.50         92.60       98.69    125.30    124.65

---------------------------
(1) The total amount of the Association's allowance for possible loan losses for each of the periods shown was allocated to mortgage loans. At the end of each reported period, mortgage loans represented in excess of 96% of total loans.

Investment Activities

            The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Association's lending activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At December 31, 1997, the Company and its subsidiaries had investment securities in the aggregate amount of $44.7 million. The investment portfolio is classified as available for sale.

            The following table sets forth certain information regarding the amortized cost and market, or carrying, values of the Company and its subsidiaries' investment securities portfolio at the dates indicated.



                                                                               At December 31,
                                            -------------------------------------------------------------------------------------
                                                       1997                         1996                           1995
                                            ---------------------------  ---------------------------  ---------------------------
                                                             Carrying                     Carrying                     Carrying
                                              Amortized      (Market)     Amortized       (Market)     Amortized       (Market)
                                                 Cost         Value          Cost          Value          Cost          Value
                                            -------------- ------------  -------------- ------------  -------------- ------------
                                                                      (Dollars In Thousands)
Interest-bearing deposits:
  Certificates of deposit ..................        $  195       $  195         $   198      $   198         $    95      $    95
  FHLB daily investment ....................         6,143        6,143           5,122        5,122           6,767        6,767
  Other daily investments ..................           153          153              60           60             712          712
                                                    ------       ------         -------      -------         -------      -------
    Total interest-bearing deposits ........        $6,491       $6,491         $ 5,380      $ 5,380         $ 7,574      $ 7,574
                                                    ======       ======         =======      =======         =======      =======
Investment securities:
  U.S. Government securities and
  obligations(1) ...........................       $41,410      $41,364         $47,296      $46,591         $42,692      $41,983
  Investment in common stock
  of various entities ......................           355          550             485          663             550          641
  FHLB-Chicago stock .......................         2,734        2,734           3,108        3,108           3,319        3,319
  ARM portfolio fund .......................            --           --           6,649        6,631           7,170        7,197
  Municipal bonds ..........................           100          100             130          130             160          160
  A.I.D. certificates ......................            --           --               4            4               5            5
                                                   -------      -------         -------      -------         -------      -------
    Total investment securities ............       $44,599      $44,748         $57,672      $57,127         $50,577      $53,305
                                                   =======      =======         =======      =======         =======      =======

---------------

(1) For a complete description, see Note 2 to the "Notes to Consolidated Financial Statements" contained herein at Item 8.

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company and its subsidiaries' investment securities at December 31, 1997.



                                                                     At December 31, 1997
                                 --------------------------------------------------------------------------------------------
                                       One Year or Less               One to Five Years             Five to 10 Years
                                 ------------------------------  ----------------------------- ------------------------------

                                                      Weighted                        Weighted                     Weighted
                                        Carrying       Average         Carrying        Average      Carrying        Average
                                          Value         Yield            Value          Yield         Value          Yield
                                          -----         -----            -----          -----         -----          -----
                                                                  (Dollars in Thousands)
 U.S. Government securities
   and agency obligations............   $12,950           4.59%         $16,512          6.01%       $11,400         6.39%
 Investment in common
   stock of various entities.........        --             --               --            --             --           --
 FHLB-Chicago stock..................     2,734           7.00               --            --             --           --
 ARM portfolio fund..................        --             --               --            --             --           --
 Municipal bonds.....................        --             --              100          4.35             --           --
 A.I.D. certificates.................        --             --               --            --             --           --
                                        -------                         -------                      -------
   Total.............................   $15,684           5.01          $16,612          6.00        $11,400         6.39
                                        =======                         =======                      =======


                                                                   At December 31, 1997
                                      ----------------------------------------------------------------------------------------
                                        More than 10 Years                         Total Investment Securities
                                      -----------------------     ------------------------------------------------------------
                                                                      Average
                                                    Weighted          Remaining                    Approximate        Weighted
                                       Carrying     Average           Years to      Carrying         Market           Average
                                         Value       Yield            Maturity        Value           Value            Yield
                                         -----       -----            --------        -----           -----            -----
                                                                      (Dollars in Thousands)
 U.S. Government securities
   and agency obligations............      $502        6.75%             3.2        $41,364           $41,364           5.68%
 Investment in common
   stock of various entities.........       550          --               --            550               550             --
 FHLB-Chicago stock..................        --          --               --          2,734             2,734           7.00
 ARM portfolio fund..................        --          --               --             --                --             --
 Municipal bonds.....................        --          --              3.0            100               100           4.35
 A.I.D. certificates.................        --          --               --             --                --             --
                                         ------                                     -------           -------          -----
   Total.............................    $1,052        3.22              3.2        $44,748           $44,748           5.69
                                         ======                                     =======           =======

            There were no investment securities (exclusive of obligations of the U.S. Government and federal agencies and the ARM portfolio fund) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1997.

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

            The following table presents the deposit activity of the Association for the periods indicated.


                                                Year Ended December 31,
                                       -----------------------------------------
                                           1997          1996          1995
                                       -----------  -------------  -------------
                                                  (Dollars In Thousands)

 Deposits...........................     $366,819      $379,691       $346,859
 Withdrawals........................      376,020       365,340        337,572
                                         --------      --------       --------
 Net deposits (withdrawals).........       (9,201)       14,351          9,287
 Interest credited on deposits......       11,820        10,774         10,342
                                         --------      --------       --------
     Total increase in deposits.....     $  2,619      $ 25,125       $ 19,629
                                         ========      ========       ========


            At December 31, 1997, the Association had outstanding $42.8 million in deposit accounts in amounts of $100,000 or more maturing as follows:


            Maturity Period                                   Amount
 ------------------------------------------------  -----------------------------
                                                      (Dollars In Thousands)

 Three months or less............................            $27,546
 Over three through six months...................              7,560
 Over six through 12 months......................              2,966
 Over 12 months..................................              4,691
                                                             -------
     Total.......................................            $42,763
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


                                                                           At December 31,
                                   ---------------------------------------------------------------------------------------------
                                               1997                            1996                               1995
                                   -----------------------------  ----------------------------    ------------------------------
                                                        Weighted                       Weighted                         Weighted
                                            Percent of  Average             Percent of Average              Percent of  Average
                                              Total     Nominal               Total    Nominal                Total     Nominal
                                    Amount   Deposits    Rate      Amount    Deposits    Rate      Amount    Deposits     Rate
                                   -------  ---------- ---------  --------  ---------- -------    --------  ---------- ---------
                                                                     (Dollars in Thousands)
 Transaction accounts:
   NOW........................     $22,410      7.92%     2.81%   $ 20,661       7.37%   2.71%    $ 22,493      8.81%     2.71%

   Money Market...............      39,024     13.79      3.40      39,770      14.18    3.40       40,073     15.70      3.40
                                  --------    ------              --------     ------             --------    ------

     Total....................      61,434     21.71                60,431      21.55               62,566     24.51
                                  --------    ------              --------     ------             --------    ------

 Passbook accounts............      45,923     16.22      3.00      47,317      16.87    3.00       47,295     18.52      3.00
                                  --------    ------              --------     ------             --------    ------

 Certificate accounts:
     Ninety-one day...........       2,604      0.92      4.88       2,358       0.84    4.86        2,793      1.09      4.96

     Six month................      28,705     10.14      5.33      30,758      10.97    5.20       31,938     12.51      5.47

     Eight month..............      10,958      3.87      5.60      16,125       5.75    5.38       20,438      8.01      5.57

     Twelve month.............      33,308     11.77      5.52      33,016      11.77    5.23       32,960     12.91      5.76

     Eighteen month...........      52,982     18.72      6.15      44,886      16.01    6.11       13,585      5.32      5.66

     Thirty month.............      14,159      5.00      5.62      16,313       5.82    5.76       21,046      8.24      5.21

     Thirty-six month.........      22,468      7.94      6.11      19,458       6.94    5.99        9,486      3.72      5.74

     Jumbo....................      10,512      3.71      5.59       9,772       3.48    5.49       13,201      5.17      5.80
                                  --------    ------              --------     ------             --------    ------

       Total..................     175,696     62.07               172,686      61.58              145,447     56.97
                                  --------    ------              --------     ------             --------    ------

   Total deposits.............    $283,053    100.00%             $280,434     100.00%            $255,308    100.00%
                                  ========    ======              ========     ======             ========    ======

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1997, 1996 and 1995 and the periods to maturity of the certificate accounts outstanding at December 31, 1997.


                                                                                                    Period to Maturity
                                               At December 31,                                    from December 31, 1997
                                  ------------------------------------------  ------------------------------------------------------

                                                                                   Within              One to
                                      1997            1996          1995          One Year         Three Years(1)       Total
                                  --------------  ------------- ------------  ----------------- --------------------- --------------
                                                                          (Dollars in Thousands)
 Certificate accounts:
   5.99% or less.................    $121,934        $122,404      $126,434         $ 97,322            $24,612          $121,934
    6.00% to 6.99%...............      53,762          50,282        18,633           37,652             16,110            53,762
    7.00% to 7.99%...............          --              --           380               --                 --                --
    8.00% to 8.99%...............          --              --            --               --                 --                --
                                     --------        --------      --------         --------            -------          --------
       Total.....................    $175,696        $172,686      $145,447         $134,974            $40,722          $175,696
                                     ========        ========      ========         ========            =======          ========

 ---------------------------
(1) The Association does not offer certificate accounts with a period to maturity exceeding three years.

Borrowings

     Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings as an alternative source of funds. The Association obtains advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by Southwest Federal and certain of the Association's mortgage loans, mortgage-backed securities and investment securities. See "Regulation and Supervision--Federal Home Loan Bank System". Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Association, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. In connection with its initial public offering, the Association established an Employee Stock Ownership Plan (the "ESOP"). The ESOP was funded by the proceeds from a $2,240,000 loan from an unaffiliated third-party lender which was refinanced by the Company on September 30, 1994. The loan carries an interest rate of one-eighth of one percent under prime rate, and matures in the year 1999. The loan is secured by the shares of the Company purchased with the loan proceeds. The Association has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan. During 1997, the Company entered into sales of securities under agreements to repurchase (repurchase agreements). These transactions are accounted for as financings, and the obligation to repurchase securities sold are reflected as borrowed money in the consolidated statements of financial condition, while the securities sold continue to be accounted for as assets. The securities sold under agreements to repurchase consisted of mortgage-backed securities, and were held in the Company's account with the broker who arranged the transaction. At December 31, 1997, the Company's FHLB-Chicago advances totaled $ 33.9 million, representing 10.4% of total liabilities.

     The following tables set forth certain information regarding borrowed funds for the dates indicated.

                                                                                        At or For the Year Ended December 31,
                                                                            =======================================================
                                                                                1997                  1996                  1995
                                                                            ===========           ===========           ===========
                                                                                            (Dollars in Thousands)
FHLB-Chicago advances:
Average balance outstanding............................................       $47,421               $52,162               $47,132
Maximum amount outstanding at any month-end during the period..........        52,158                59,158                62,375
Balance outstanding at end of period...................................        33,850                54,158                52,658
Weighted average interest rate during the period.......................          6.38%                 6.45%                 6.35%
Weighted average interest rate at end of period........................          6.76%                 6.37%                 6.51%


                                                                                     At or For the Year Ended December 31,
                                                                            =======================================================

                                                                                1997                 1996                  1995
                                                                            ===========           ===========           ===========
                                                                                               (Dollars in Thousands)
Repurchase agreements:
Average balance outstanding............................................        $  142                 $  458               $   --
Maximum amount outstanding at any month-end during the period..........         1,000                  1,000                   --
Balance outstanding at end of period...................................            --                  1,000                   --
Weighted average interest rate during the period.......................          5.62%                  5.53%                  --
Weighted average interest rate at end of period........................            --                   5.70%                  --

Subsidiary Activities

     Southwest Service Corporation. Southwest Service Corporation ("SSC") is primarily engaged in the acquisition of real estate and development into improved residential lots and lots to be used for the construction of condominium buildings and townhomes. SSC is a service corporation of the Association incorporated in Illinois in 1971. At December 31, 1997, SSC was involved in four active real estate development projects that are located in the Chicago metropolitan area. At this same date, the Association had an unsecured loan of $600,000 to SSC which was used to pay income tax liabilities, and which is eliminated in consolidation in the Association's consolidated financial statements. SSC also operates as a full service insurance agency that offers a variety of insurance products and annuities. SSC's income has been a significant component of the Association's non-interest income and was $710,000 for the period ending December 31, 1997.

     Hartz-Southwest Partnership (the "Partnership") is a joint venture partnership entered into between SSC and Hartz Construction Co., Inc. (the "Hartz"), a builder/developer with whom SSC has had a successful and long-standing relationship. The purpose of the partnership is to acquire, develop and sell real property located in the Association's primary lending area. This joint venture has been profitable for the past eight years. Each of the partners makes a 50% capital contribution in the form of cash to acquire and develop the partnership's properties into sites primarily for single family residences, including townhomes and condominiums. Upon closing of the sale of a developed site, SSC receives a 50% share of the development profit and 25% of the gross profit upon completion of construction of the dwelling by Hartz.
SSC's net investment in this partnership at December 31, 1997 was $3.4 million.

     The first project is the Bramblewood Subdivision in Oak Forest, Illinois. As of December 31, 1997, 76 of the 110 single family lots have been sold and closed. During 1997, nine contracts were signed at an average selling price of $247,000 and six purchases closed with an average profit to SSC of $24,000 each. The Association provided a $500,000 line of credit loan to this project using five model homes as collateral.

     The second project is Timberline Subdivision located in Orland Hills, Illinois. During 1997, twelve contracts on quad townhomes were signed at an average selling price of $122,000 and fourteen purchases closed with an average profit to SSC of $9,000 per unit. At December 31, 1997, one contract was outstanding. Four contracts on single family lots were signed during the year at an average selling price of $188,000. SSC expects this project to be completed in 1998. No financing for this project was provided by the Company or the Association.

     The third project is the Pepperwood Subdivision located in Orland Hills, Illinois. At year end, 12 of the 66 single family lots located in Phase One have been sold and closed. During 1997, 34 contracts were signed at an average selling price of $197,000. There were twelve purchases that closed at an average profit to SSC of $14,000 per lot. The Association provided a $1.4 million line of credit loan to fund site improvements for this project.

     The fourth project is Liberty Square located in Lombard, Illinois. For this project, 4.4 acres were acquired in October 1996, for the purpose of constructing 112 condominium units in three elevator buildings. Construction of the first building should commence in the spring of 1998 and should be completed in nine months. This project site is adjacent to the Yorktown Shopping Center. No financing for this project was provided by the Company or the Association.

     Southwest Bancshares Development Corporation. Southwest Bancshares Development Corporation ("SBDC") was incorporated under Illinois law in November 1992 for joint venture real estate development and is involved in three projects at December 31, 1997. During the year ended December 31, 1997, SBDC contributed $199,000 to the non-interest income of the Company.

     The first project is Bailey Park located in Darien, Illinois. As of December 31, 1997, 49 of the 65 units have been sold and closed. During 1997, six contracts were signed at an average selling price of $168,000 and three purchases closed at an average profit to SBDC of $16,000 per unit. Sixteen units remain at year end, of which two units were partially complete when the property was purchased and fourteen are new units. No financing for this project was provided by the Company or Association.

     The second project is the Courtyards of Ford City located in southwest Chicago, with plans to construct 124 condominium units. Construction of the first 24 unit building was completed during 1996 and the models opened in October of 1996. As of December 31, 1997, thirteen units were sold at an average selling price of $118,000 and thirteen purchases were closed with an average profit of $10,000 to SBDC. The Company originated two line of credit loans to this project. The first loan for $1.1 million was for site improvements. The second loan for $1.5 million was for the construction of a 24 unit condominium building. The Company has sold a 50% interest in these loans to a local area lender.

     The third project is the Laraway Ridge Subdivision located in New Lenox, Illinois. The lift station servicing this site was completed by the Village of New Lenox during the summer of 1996. At that time, engineering plans were submitted to the Village of New Lenox for their approval. Engineering and the offsite improvements on Phase One were completed in 1997. This subdivision will consist of 317 single family sites, a 7.5 acre commercial site, 17.5 acres of open land suitable for a park and 11 acres which have been donated for a proposed school. The Company has a $ 1.1 million loan outstanding on this project. The proceeds of this loan were used for land acquisition.

     Real estate development activities involve risks that could have an adverse effect on the profitability of the Company. SBDC and SSC generally incur substantial costs to acquire land, design projects, install site improvements and engage in marketing activities prior to commencement of construction and receipt of proceeds from sales. Because such costs generally are not recouped until sales of a number of the units are closed, there are negative cash flows in the early stages of the project. During the construction phase, a number of factors could result in cost overruns, which could decrease or possibly eliminate the potential profit from the project. In addition, the profit potential on any given project may cease if the project is not completed, the underlying value of the project or the general market area declines, the project is not sold, or is sold over a longer period of time than initially contemplated, or a combination of these or other factors occurs. All of the real estate development projects are located in the Chicago metropolitan area. Accordingly, the ability to generate income from such projects is dependent, in part, on the economy in that area. Notwithstanding the risks involved, the Company has recorded positive income from real estate development activities during each of the past eight years. Depending on economic conditions in its primary market area, the Company presently intends to continue real estate development activities at moderate levels consistent with its prior experience. In attempting to insure that risks are minimized, the Company currently monitors the activities of its real estate projects closely. Each project site is visited regularly by an officer. In addition, pro forma operating statements are prepared on each project and are updated or revised as warranted.

     In addition to the risks involved in real estate development activities, pursuant to the OTS capital regulations, for purposes of determining its capital requirements, the Association is required to deduct from capital certain investments in and loans to SSC. See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements" for a further discussion of this rule and its effect on the Association.

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

Personnel

     As of December 31, 1997, the Association had 79 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.

Year 2000 Compliance

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.


                           REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test". Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The OTS has deferred indefinitely implementation of the interest rate risk component. At December 31, 1997, the Association met each of its capital requirements, in each case on a fully phased-in basis, and it is anticipated that the Association will not be subject to the interest rate risk component.



     The following table presents the Association's capital position at December 31, 1997.


                                                                               Capital
                                                                      ===========================
                                  Actual      Required      Excess       Actual        Required
                                  Capital      Capital      Amount     Percentage     Percentage
                                ===========  ===========  ==========  ============  =============
                                              (Dollars in thousands)
Tangible.....................     $29,282        $ 5,357    $23,925       8.20%         1.50%
Core (Leverage)..............      29,282         10,714     18,568       8.20          3.00
Risk-based...................      30,046         17,391     12,655      13.82          8.00


     The following table is an analysis of the Association's estimated interest rate risk as of December 31, 1997, as measured by changes in Net Portfolio Value ("NPV") for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments.

             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                                         Net Portfolio Value
                                   --------------------------------
   Assumed Change  in Rates        $ Amount     $ Change   % Change
   ------------------------        --------     --------   --------
                                  (Dollars in Thousands)
          +400 bp                   $ 6,414     $(34,365)    (84)%
          +300 bp                    14,613      (26,166)    (64)
          +200 bp                    23,326      (17,453)    (43)
          +100 bp                    32,288       (8,491)    (21)
           0 bp                      40,779           --      --
          -100 bp                    48,126        7,348      18
          -200 bp                    54,605       13,827      34
          -300 bp                    61,438       20,659      51
          -400 bp                    69,928       29,149      71

     At December 31, 1997, 2.0% of the present value of the Association's assets was approximately $7.4 million, which was less than $17.5 million, the decrease in NPV resulting from a 200 basis point change in interest rates. As a result, if the interest rate risk rule were in effect and were applicable, the Association would have been required to make a $5.1 million deduction from total capital in calculating its risk-based capital requirement, although the Association's capital would have remained far in excess of regulatory minimums.

     As noted above, the market value of the Association's net assets would be anticipated to decline significantly in the event of certain designated increases in interest rates. For instance, in the event of a 200 basis point increase in interest rates, NPV is anticipated to fall by $17.5 million or 43%. On the other hand, a decrease in interest rates is anticipated to cause an increase in NPV.

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

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized". A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized". Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized". The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF

Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $1.7 million on a pre-tax basis and $1.0 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for fiscal 1997 ranged from six to seven basis points and the premium paid for this period was $179,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow federal savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering included for savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Association's limit on loans to one borrower was $5.0 million. At December 31, 1997, the Association's largest aggregate outstanding balance of loans to one borrower was $4.9 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association either must qualify as a "domestic building and loan association" as defined in the Internal Revenue

Code or is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Association maintained 85.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments".

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Association was a Tier 1 Bank.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. During 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short- term liquid asset requirement. The Association's liquidity ratio for December 31, 1997 was 14.1%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1997 totaled $90,000.

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

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the

Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Home Loan Bank System

     The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB stock at December 31, 1997 of $2.7 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At December 31, 1997, the Association had $33.9 million in outstanding FHLB advances.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1997, 1996 and 1995, dividends from the FHLB to the Association amounted to $192,000, $206,000 and $218,000, respectively. If dividends were reduced, the Association's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Association.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Association maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           FEDERAL AND STATE TAXATION


Federal Taxation

     General. The Company and the Association report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1985, which covered the tax years through 1984. For its 1997 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding

$500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if
any, over the balance of such reserves as of December 31, 1987.   As a result of
such recapture, the Association will incur an additional tax liability of approximately $1.3 million which is generally expected to be taken into income beginning in 1997 over a six-year period.

     Distributions. Under the 1996 Act, if the Association makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987), to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in the Association's income.

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

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended
September 30, 1996.   The Funds Act includes a provision which states that the
amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

Additional Item.  Executive Officers of the Registrant.
------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Association who are not also directors.

                                  Age at   Position with the Company and Association and Past Five Years
Name                             12/31/97  Experience
----                             --------  -------------------------------------------------------------
Robert J. Eckert                    57     Vice President of the Company.  Vice President and Chief
                                           Financial Officer of the Association.
Michael J. Gembara                  38     Vice President of the Company.  Vice President of Subsidiary
                                           Operations of the Association.
Ronald D. Phares                    63     Vice President of the Company.  Senior Vice President and Chief
                                           Operations Officer of the Association.
Mary A. McNally                     40     Corporate Secretary of the Company.  Vice President, Secretary
                                           and Chief Lending Officer of the Association.
Robert C. Olson                     51     Comptroller of the Company. Treasurer and Controller of the
                                           Association.
Noralee Goossens                    40     Assistant Secretary of the Company.  Assistant Vice President
                                           and Assistant Secretary of the Association.
Kurt R. Kluever                     48     Vice President of Marketing and Security Officer of the
                                           Association.
Elaine P. Mankus                    59     Vice President of the Association since 1990.

Item 2.  Properties.
-------------------

     The Company is located and conducts its business at the Association's Hometown office, located at 4062 Southwest Highway in Hometown, Illinois. The Association conducts its business through its main office facility at 3525 West 63rd Street in Chicago, Illinois. The Association also has branch offices at 5830 W. 35th Street in Cicero, Illinois, at 9640 S. Pulaski Road and 10270 S. Central Avenue, in Oak Lawn, Illinois and at 9850 W. 159th Street in Orland Park, Illinois. See Note 9 to the "Notes to Consolidated Financial Statements" included herein for the net book value of the Association's premises and equipment and for liability under the lease commitments.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     Southwest Bancshares, Inc. common stock is traded on the Nasdaq National
Stock Market under the symbol "SWBI".   Newspaper stock tables list the Company
as "SwBcsh" or "SwBncsh". The table below shows the reported high and low sale prices of the common stock for the periods indicated during the fiscal years ended December 31, 1997 and 1996.


                                                 1997                       1996
                                      --------------------------- --------------------------
                                          High           Low          High          Low
                                      -------------  ------------ ------------- ------------
          First Quarter..............   $20 1/2          $18        $18 1/2      $17 11/32
          Second Quarter.............    21 1/4        18 3/4       18 11/32      17 27/32
          Third Quarter..............    21 3/4          20         18 11/32      17 27/32
          Fourth Quarter.............    30 1/4        20 3/4        18 3/4       17 59/64

Item 6.  Selected Financial Data.
--------------------------------


                                                                    At December 31,
                                               -----------------------------------------------------------
                                                  1997        1996        1995        1994        1993
                                               ----------- ----------- ----------- ----------- -----------
                                                     (Dollars in Thousands, Except Per Share Data)
 Selected Financial Data:
   Total assets...............................   $368,283    $382,361    $359,483    $350,400    $322,548
   Loans receivable, net......................    270,592     262,431     242,859     238,103     207,627
   Investment securities......................     44,748      57,127      53,305      55,619      55,596
   Mortgage-backed securities, net............     20,913      32,840      31,268      32,626      30,962
   Trading account securities.................         --          --          --          --       7,519
   Interest-bearing deposits..................      6,491       5,380       7,574       1,535       1,541
   Deposits...................................    283,053     280,434     255,308     235,679     240,845
   Borrowed funds.............................     33,850      55,158      52,658      60,375      26,300
   Stockholders' equity (1)...................     44,030      39,859      45,820      48,409      49,477
   Book value per share (actual shares
    outstanding) (2)..........................      16.22       15.11       15.31       14.03       13.55

                                                                                    At December 31,
                                                             --------------------------------------------------------------
                                                                  1997        1996         1995        1994        1993
                                                             ------------- ----------- ------------  ---------- -----------
                                                                     (Dollars in Thousands, Except Per Share Data)
 Selected Operating Data:
   Interest income...........................................     $28,003     $27,230      $26,870     $24,589     $24,204
   Interest expense..........................................      16,050      15,277       14,391      10,045       8,835
                                                                  -------     -------      -------     -------     -------
     Net interest income.....................................      11,953      11,953       12,479      14,544      15,369
   Less provision for loan losses............................          24          24           16          30          15
                                                                  -------     -------      -------     -------     -------
     Net interest income after provision for loan losses.....      11,929      11,929       12,463      14,514      15,354
                                                                  -------     -------      -------     -------     -------

   Non-interest income:
     Gain on sale of investment securities,
       mortgage-backed securities, and loans
       receivable............................................         175           4          129         422         165
     Insurance commissions...................................         191         148          140         145         215
     Income from joint ventures..............................         593         675          477         455         355
     Fees and service charges................................         141         179          181         247         522
     Other...................................................         368         301          340         268         487
                                                                  -------     -------      -------     -------     -------
         Total non-interest income...........................       1,468       1,307        1,267       1,537       1,744
                                                                  -------     -------      -------     -------     -------
 Non-interest expense:
   Compensation and benefits.................................       4,190       4,320        3,928       3,811       4,142
   Office occupancy and equipment expenses...................       1,206       1,208        1,042         892         844
   Insurance premiums........................................         437         827          841         881         806
   SAIF special assessment...................................          --       1,698           --          --          --
   Data processing...........................................         256         262          243         225         215
   Other.....................................................       1,202       1,087          970         946       1,021
                                                                  -------     -------      -------     -------     -------
         Total non-interest expense..........................       7,291       9,402        7,024       6,755       7,028
                                                                  -------     -------      -------     -------     -------
   Income before income taxes................................       6,106       3,834        6,706       9,296      10,070
   Income tax expense........................................       1,995       1,206        2,174       3,229       3,668
                                                                  -------     -------      -------     -------     -------
         Net income..........................................      $4,111     $ 2,628      $ 4,532     $ 6,067     $ 6,402
                                                                   ======     =======      =======     =======     =======
   Basic earnings per share (2)..............................       $1.55     $  0.91      $  1.31     $  1.61     $  1.59
   Diluted earnings per share (2)............................        1.49        0.91         1.30        1.61        1.59
   Dividends declared per common share (2)...................        0.77        0.73         0.68        0.17        0.80

---------------

(1) The Association may not pay dividends to the Company on its stock if its regulatory capital would thereby be reduced below (i) the aggregate amount then required for the liquidation account, or (ii) the amount of its regulatory capital requirements.
(2) All share-related information has been restated to reflect the effect of the 3-for-2 stock split paid on November 13, 1996, including earnings per share data.


                                                                        At or for the Year Ended December 31,
                                                            ---------------------------------------------------------------
                                                               1997         1996         1995         1994        1993
                                                            ------------ ------------ ------------ ----------- ------------
                                                                    (Dollars In Thousands, Except Per Share Data)
 Selected Financial Ratios and Other Data:
 Return on average assets (1).........................             1.09%        0.72%        1.26%       1.80%        2.03%
 Return on average stockholders' equity (2)...........             9.94         6.30         9.26       12.12        12.49
 Average stockholders' equity to average assets.......            10.97        11.45        13.67       14.84        16.23
 Stockholders' equity to total assets.................            11.96        10.42        12.75       13.82        15.34
 Interest rate spread during period...................             3.02         3.08         3.15        4.17         4.74
 Net interest margin (3)..............................             3.39         3.47         3.68        4.60         5.18
 Operating expenses to average assets (4).............             1.93         2.57         1.96        2.00         2.23
 Non-performing loans to total loans (5)..............             0.24         0.30         0.30        0.24         0.26
 Non-performing assets to total assets (6)............             0.18         0.24         0.23        0.21         0.18
 Allowance for loan losses to non-performing loans....           115.50        92.60        98.69      125.30       124.65
 Allowance for loan losses to non-performing assets...           115.50        80.93        92.97      101.79       124.65
 Net interest income to operating expenses............             1.64x        1.27x        1.78x       2.15x        2.19x
 Average interest-earning assets to average
 interest-bearing liabilities.........................             1.08         1.09         1.12        1.14         1.15
 Loan originations....................................          $55,092      $66,603      $50,630     $67,116      $74,133
 Number of deposit accounts...........................           22,473       22,402       21,080      19,282       19,184
 Number of offices....................................                6            6            5           5            5

---------------
(1) Return on average assets was calculated on an annualized basis. The 1996 ratio would have been 1.00% without the one-time SAIF assessment.
(2) Return on average stockholders' equity for 1996 would have been 8.74% without the one-time SAIF assessment.
(3) Calculation is based upon net interest income before provision for loan losses divided by interest-earning assets.
(4) For purposes of calculating these ratios, operating expenses equal non-interest expense less amortization of excess of cost over net assets acquired.
(5)  Non-performing loans consist of loans 90 days or more delinquent.
(6) Non-performing assets consist of non-performing loans and real estate owned.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------

General

     Southwest Bancshares, Inc. (the "Company") was organized on February 11, 1992 as the holding company of Southwest Federal Savings and Loan Association of Chicago (the "Association") in connection with the Association's conversion from a federally chartered mutual to a stock savings association.

     The Company's business currently consists of the business of the Association, Southwest Bancshares Development Corporation and Southwest Service Corporation. The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and investment portfolios and its cost of funds, which is the interest paid on its deposits and borrowings. The Association's operating expenses principally consist of employee compensation, office occupancy expenses, federal insurance premiums and other general and administrative expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The Association is subject to regulation by the OTS and the FDIC.

     Southwest Service Corporation (the "SSC") is a wholly-owned subsidiary of the Association engaged in real estate development activities and the operation of a general insurance agency.

     Southwest Bancshares Development Corporation (the "SBDC"), an Illinois corporation, was formed November 19, 1992 as a wholly-owned subsidiary of the Company to also engage in real estate development activities.

     The Company authorized a 3-for-2 stock split in the form of a 50% stock dividend distributed November 13, 1996 to stockholders of record on October 22, 1996. Accordingly, stockholders of record received one additional share for each two shares owned as of October 22, 1996. All prior share related information has been restated to reflect the stock split effect, including earnings per share data.

Management Strategy

     The Association was originally organized in 1883 and has operated as a traditional thrift institution seeking to attract deposits from the general public and investing those deposits, together with funds generated from operations, primarily in loans on one- to four-family, owner-occupied residences and mortgage-backed securities. The Association's strategy has been to maintain profitability and a strong capital position. This strategy has been implemented by maintaining a stable core of low cost transaction accounts in its deposit base and managing growth while continuing to serve its depositor and borrower customers.

     Over the past five years, the Company's return on average assets has averaged 1.38%. The Company's interest rate margin during this five year period ranges from 3.39% to 5.18%, with an average of 4.06%.

     Highlights of the key components of the Association's strategy are as follows:

Stable Deposit Base. The Association seeks to maintain a stable core deposit base by providing quality service to its customers without significantly increasing its cost of funds or operating expense ratios. The core deposit base, passbook and NOW accounts, totalled $68.3 million, or 24.14% of total deposits and had a weighted average nominal rate of 2.94% on such deposits at December 31, 1997.

High Asset Quality. Management seeks to maintain high asset quality in its loan portfolio by applying the Association's underwriting standards which it utilizes for all originated mortgage loans and by purchasing mortgage-backed securities guaranteed by government sponsored agencies. As a result, the Association's ratio of non-performing loans to total loans was .24% at December 31, 1997 and has not exceeded .30% in the last five years.

Managed Deposit Growth. The Association has managed its deposit growth primarily through the selected pricing of its deposit products. This has enabled the Association to maintain a strong stockholders' equity to total assets ratio, as well as to invest its funds on a selective basis. Between December 31, 1993 and December 31, 1997, the Association's deposits have increased by $42.2 million, or 17.52%. Total assets increased during this same time period by $45.7 million, or 14.18%.

Fixed-Rate Mortgage Investing. The Chicago-area mortgage market is highly competitive, with ARM loans being particularly difficult to originate on terms attractive to the lender. Management believes that investment in fixed-rate mortgage loans improves net interest income as such loans generally are higher yielding compared to ARMs, which in order to be competitively priced to home buyers, often carry lower interest rates in the early years of the loan and have limits on interest rate increases. While management's strategy to invest primarily in fixed-rate mortgages has maintained profitability, the Association's investment in fixed-rate mortgage loans has had a negative effect on the Association's interest rate gap position. As part of its strategy to reduce interest rate risk, the Association initiated marketing an ARM product in the second quarter of 1997 and also markets a seven year term adjustable rate home equity line-of-credit loan. In addition, the Association has invested in guaranteed CMOs, FHLMC PCs, FNMA PCs and REMICs backed by ARM loans.

Income From Subsidiary Operations. The Association has received significant non-interest income from its subsidiary, SSC, whose operations include real estate development and insurance activities. SSC's insurance business is fully operational and earnings are expected to be relatively stable. SBDC was formed November 19, 1992 and is currently involved in three joint venture developments. In 1997, the income from all subsidiary operations provided over 53% of all non-interest income for the Company and should continue to provide income in 1998.

Interest Rate Sensitivity Analysis

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     At December 31, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $69.1 million, representing a negative cumulative one year gap ratio of 18.77%. Thus, during periods of rising interest rates, it is expected that the cost of the Association's interest-bearing liabilities would rise more quickly than the yield on its interest-earning assets, which would adversely affect net interest income. Although in periods of falling interest rates the opposite effect on net interest income is expected, the Association could experience substantial prepayments of its fixed-rate mortgage loans which may result in the reinvestment of such proceeds at market rates which may be lower than current rates. Management currently believes the risk of prepayments is limited due to the fact that the yield on the loan portfolio approximates current market rates. In addition, a seven year term home equity line-of-credit loan was introduced in September 1995 and an ARM product was introduced in the second quarter of 1997. Management believes that given the level of capital of the Association and the substantial excess of interest-earning assets over interest-bearing liabilities, the increased net income resulting from a mismatch in the maturity of its asset and liability portfolios provides sufficient returns during periods of declining or stable interest rates to justify the increased vulnerability to sudden and unexpected increases in interest rates. The Association has taken the above steps to more closely monitor its interest rate risk as such risk relates to management's strategy. The Association's Board of Directors has established an Asset/Liability Committee which is responsible for reviewing the Association's asset and liability policies, including interest rate risk. The Committee meets monthly and reports quarterly to the Board of Directors on interest rate risk and trends, as well as liquidity and capital ratios and requirements.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Association has assumed that its passbook savings, NOW and money market accounts, which totalled $107.4 million at December 31, 1997, are withdrawn at the annual percentage rates of 6%, 38% and 15%, respectively. These withdrawal rates are based on the Association's historical experience regarding deposit withdrawals. Loan prepayments are based on assumptions provided by the OTS.

     Certain shortcomings are inherent in the method of analysis presented in the table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Furthermore, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     In this current environment of narrowing interest margins, management continues to attempt to decrease the interest rate sensitivity by extending liability maturities and shortening the investment portfolio by laddering maturities.

------------------------------------------------------------------------------------------------------
                                                                          MORE THAN        MORE THAN
                                                     0-3       4-12      ONE YEAR TO      THREE YEARS
                                                   MONTHS     MONTHS     THREE YEARS     TO FIVE YEARS
------------------------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Mortgage loans (1)...........................   $  18,843       28,002      55,795           40,712
Other loans (1)..............................       8,715           --         144               --
Interest-bearing deposits....................       6,296          195          --               --
Mortgage-backed securities...................      17,596          308         680              521
Investment securities........................      13,487       10,500       9,100            1,500
------------------------------------------------------------------------------------------------------
Total interest-earning assets................      64,937       39,005      65,719           42,733
------------------------------------------------------------------------------------------------------
LESS:
Unearned discount and deferred fees..........        (214)        (318)       (633)            (462)
------------------------------------------------------------------------------------------------------
Net interest-earning assets..................   $  64,723       38,687      65,086           42,271
======================================================================================================
INTEREST-BEARING LIABILITIES:
Passbook accounts............................   $     711        2,091       2,691            2,523
NOW accounts.................................       2,445        6,059       7,492            2,001
Money market accounts........................       1,569        4,475       5,383            4,589
Certificate accounts.........................      69,732       65,242      40,722               --
Borrowed funds...............................          --       20,200      12,450            1,200
------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities...........   $  74,457       98,067      68,738           10,313
======================================================================================================
Interest sensitivity gap.....................   $  (9,734)     (59,380)     (3,652)          31,958
Cumulative interest sensitivity gap..........   $  (9,734)     (69,114)    (72,766)         (40,808)
Cumulative interest sensitivity gap as a
      percentage of total assets.............       (2.64)%     (18.77)     (19.76)          (11.08)
Cumulative net interest-earning
      assets as a percentage of
      interest-sensitive liabilities.........       86.93%       59.94       69.84            83.78
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                                                 MORE THAN     MORE THAN
                                                 FIVE YEARS    10 YEARS         MORE THAN
                                                TO 10 YEARS   TO 20 YEARS       20 YEARS       TOTAL
------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Mortgage loans (1)...........................   $  63,493       49,886           8,093        264,824
Other loans (1)..............................          --           --              --          8,859
Interest-bearing deposits....................          --           --              --          6,491
Mortgage-backed securities...................         853          747             268         20,973
Investment securities........................      10,000           --              --         44,587
------------------------------------------------------------------------------------------------------
Total interest-earning assets................      74,346       50,633           8,361        345,734
------------------------------------------------------------------------------------------------------
LESS:
Unearned discount and deferred fees..........        (720)        (566)            (90)        (3,003)
------------------------------------------------------------------------------------------------------
Net interest-earning assets..................   $  73,626       50,067           8,271        342,731
======================================================================================================
INTEREST-BEARING LIABILITIES:
Passbook accounts............................   $   2,365        2,218          33,324         45,923
NOW accounts.................................       2,686        1,472             255         22,410
Money market accounts........................       3,913        3,336          15,759         39,024
Certificate accounts.........................          --           --              --        175,696
Borrowed funds...............................          --           --              --         33,850
------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities...........       8,964        7,026          49,338        316,903
======================================================================================================
Interest sensitivity gap.....................   $  64,662       43,041         (41,067)        25,828
Cumulative interest sensitivity gap..........   $  23,854       66,895          25,828
Cumulative interest sensitivity gap as a
      percentage of total assets.............        6.48%       18.16            7.01
Cumulative net interest-earning
      assets as a percentage of
      interest-sensitive liabilities.........      109.16%      125.00          108.15
------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans and undisbursed loan proceeds but are not reduced by the allowance for loan losses. At December 31, 1997, non-performing loans and undisbursed loan proceeds totalled $671,000 and $5.5 million, respectively.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Association's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in the rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                                   YEAR ENDED                               YEAR ENDED
                                                                DECEMBER 31, 1996                        DECEMBER 31, 1995
                                                                   COMPARED TO                              COMPARED TO
                                                                   YEAR ENDED                               YEAR ENDED
                                                                DECEMBER 31, 1997                        DECEMBER 31, 1996
                                                      ------------------------------------          ----------------------------
                                                                INCREASE(DECREASE)                       INCREASE(DECREASE)
                                                             IN NET INTEREST INCOME                    IN NET INTEREST INCOME
                                                      ------------------------------------          ----------------------------
                                                            DUE TO                                      DUE TO
                                                      -------------------------                     ----------------
                                                        VOLUME           RATE         NET            VOLUME    RATE         NET
                                                      ------------------------------------          ----------------------------
                                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
    Mortgage loans, net............................   $       1,092        (227)       865            708       (316)        392
    Other loans....................................             336           8        344            276        (16)        260
    Mortgage-backed securities.....................            (209)         19       (190)           (69)       (36)       (105)
    Interest-earning deposits......................            (104)        (51)      (155)            88         67         155
    Investment securities..........................            (189)         98        (91)          (371)        29        (342)
    Trading account securities.....................             ---         ---        ---            ---        ---         ---
--------------------------------------------------------------------------------------------------------------------------------
         Total.....................................   $         926        (153)       773            632       (272)        360
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
    Deposits.......................................   $         699         430      1,129            416         76         492
    Borrowed funds.................................            (324)        (32)       356            351         43         394
--------------------------------------------------------------------------------------------------------------------------------
         Total.....................................   $         375         398        773            767        119         886
--------------------------------------------------------------------------------------------------------------------------------
         Net change in net interest income.........   $         551        (551)         0           (135)      (391)       (526)
================================================================================================================================


                                                                    YEAR ENDED
                                                                  DECEMBER 31, 1994
                                                                    COMPARED TO
                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1995
                                                        ------------------------------------
                                                                 INCREASE(DECREASE)
                                                               IN NET INTEREST INCOME
                                                        ------------------------------------
                                                                DUE TO
                                                        -------------------------
                                                             VOLUME        RATE       NET
                                                        ------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
    Mortgage loans, net............................            1,632         292      1,924
    Other loans....................................               58          16         74
    Mortgage-backed securities.....................             (127)        195         68
    Interest-earning deposits......................               75          (3)        72
    Investment securities..........................              341         (94)       247
    Trading account securities.....................             (104)        ---       (104)
--------------------------------------------------------------------------------------------
         Total.....................................            1,875         406      2,281
--------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
    Deposits.......................................            2,738         481      3,219
    Borrowed funds.................................            1,048          79      1,127
--------------------------------------------------------------------------------------------
         Total.....................................            3,786         560      4,346
--------------------------------------------------------------------------------------------
         Net change in net interest income.........           (1,911)       (154)    (2,065)
============================================================================================

                              Average Balance Sheet

The following table sets forth certain information relating to the Company's consolidated statement of financial condition at December 31, 1997, and consolidated statements of financial condition and the consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.




------------------------------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1997                           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                             AVERAGE                AVERAGE   AVERAGE                AVERAGE
                                                             BALANCE   INTEREST   YIELD/COST  BALANCE     INTEREST  YIELD/COST
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
    Mortgage loans, net .................................   $261,639   $ 22,176      8.48%     248,717     21,311      8.57
    Other loans .........................................      8,026        707      8.81        4,199        363      8.64
    Mortgage-backed securities ..........................     28,790      1,920      6.67       31,939      2,110      6.61
    Interest-bearing deposits ...........................      4,245        250      5.89        5,929        405      6.83
    Investment securities ...............................     50,086      2,950      5.89       53,319      3,041      5.70
====================================================================================================================================
          Total interest-earning assets .................    352,786     28,003      7.94      344,103     27,230      7.91
Non-interest earning assets .............................     24,124         --        --       20,274         --        --
------------------------------------------------------------------------------------------------------------------------------------
          Total assets ..................................   $376,910         --        --      364,377         --        --
====================================================================================================================================
LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
   Deposits:
     Passbook ...........................................   $ 46,725   $  1,425      3.05%      47,124      1,441      3.06
     Certificate ........................................    171,910      9,758      5.68      155,745      8,630      5.54
     NOW and money market accounts ......................     59,922      1,834      3.06       60,549      1,817      3.00
   Borrowed funds:
     FHLB advances and other ............................     47,574      3,033      6.38       52,620      3,389      6.44
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities ............    326,131     16,050      4.92      316,038     15,277      4.83
Other liabilities .......................................      9,157         --        --        6,615         --        --
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities .............................    335,288         --        --      322,653         --        --
Stockholders' equity ....................................     41,622         --        --       41,724         --        --
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity ....   $376,910         --        --      364,377         --        --
====================================================================================================================================
Net interest income/interest rate spread (1) ............         --   $ 11,953      3.02%          --     11,953      3.08
Net earning assets/net interest margin (2) ..............   $ 26,655         --      3.39%      28,065         --      3.47
====================================================================================================================================
Ratio of interest-earning assets to interest-bearing
     liabilities ........................................       1.08x        --        --         1.09x         --       --
====================================================================================================================================


---------------------------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,          AT DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                                           1995                       1997
---------------------------------------------------------------------------------------------------------------------
                                                              AVERAGE               AVERAGE               AVERAGE
                                                              BALANCE  INTEREST   YIELD/COST   BALANCE   YIELD/COST
                                                                            (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
   Mortgage loans, net ..................................     240,500    20,919       8.70     261,733      8.05
   Other loans ..........................................       1,025       103      10.05       8,859      8.84
   Mortgage-backed securities ...........................      32,977     2,215       6.72      20,957      6.42
   Interest-bearing deposits ............................       4,518       250       5.53       6,491      5.25
   Investment securities ................................      59,847     3,383       5.65      44,587      5.74
=====================================================================================================================
         Total interest-earning assets ..................     338,867    26,870       7.93     342,627      7.62
Non-interest earning assets .............................      19,458        --         --      25,656        --
---------------------------------------------------------------------------------------------------------------------
         Total assets ...................................     358,325        --         --     368,283        --
=====================================================================================================================
LIABILITIES AND RETAINED EARNINGS:
Interest-bearing liabilities:
   Deposits:
     Passbook ...........................................      48,072     1,466       3.05      45,923      3.01
     Certificate ........................................     144,268     8,037       5.57     175,696      5.76
     NOW and money market accounts ......................      61,759     1,893       3.07      61,434      3.05
   Borrowed funds:
     FHLB advances and other ............................      47,132     2,995       6.35      33,850      6.67
---------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities ...............     301,231    14,391       4.78     316,903      4.93
Other liabilities .......................................       8,128        --         --       7,350        --
---------------------------------------------------------------------------------------------------------------------
       Total liabilities ................................     309,359        --         --     324,253        --
Stockholders' equity ....................................      48,966        --         --      44,030        --
---------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity .......     358,325        --         --     368,283        --
=====================================================================================================================
Net interest income/interest rate spread (1) ............          --    12,479       3.15          --      2.69
Net earning assets/net interest margin (2) ..............      37,636        --       3.68          --      3.05
=====================================================================================================================
Ratio of interest-earning assets to interest-bearing
  liabilities ...........................................        1.12        --         --        1.08x       --
=====================================================================================================================

(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Financial Condition

     Total consolidated assets of the Company at December 31, 1997 decreased $14.1 million, or 3.68%, to $368.3 million from $382.4 million at December 31, 1996. The decrease in assets primarily resulted from a $5.2 million decrease in U.S. Government and agency obligations, available for sale, an $11.9 million decrease in mortgage-backed securities, available for sale, and a $6.8 million decrease in other investments, available for sale, all partially offset by the $8.2 million increase in net loans receivable and a $2.2 million increase in cash and interest-bearing deposits.

     Total cash and interest-bearing deposits increased $2.2 million, or 18.92%, to $13.9 million at December 31, 1997 from $11.7 million at December 31, 1996. This increase is the result of the proceeds from matured or called securities in December 1997 not being reinvested.

     U.S. Government and agency obligations, available for sale, at December 31, 1997 of $41.4 million, decreased $5.2 million, or 11.22%, from $46.6 million at December 31, 1996 as a result of maturing and called securities of $10.9 million exceeding purchases of new securities of $5.0 million along with current market value adjustments. Mortgage-backed securities, available for sale, decreased $11.9 million, or 36.32%, to $20.9 million at December 31, 1997 from $32.8 million at December 31, 1996. This resulted from the sale of $9.8 million of securities along with principal reduction of $2.7 million partially offset by current market value adjustments.

     Loans receivable increased $8.2 million, or 3.11%, to $270.6 million at December 31, 1997 from $262.4 million at December 31, 1996. The loan portfolio represents 73.47% of total assets at December 31, 1997. The Company had no foreclosed real estate at December 31, 1997 as compared to $117,000 at December 31, 1996.

     Stock in the Federal Home Loan Bank of Chicago decreased $374,000, or 12.05%, to $2.7 million at December 31, 1997 from $3.1 million at December 31, 1996.

     Other investments, available for sale, decreased $6.8 million, or 91.24%, to $650,000 at December 31, 1997 from $7.4 million at December 31, 1996, primarily the result of the sale of an ARM loan mutual fund.

     Investment in joint ventures increased $542,000, or 7.68%, to $7.6 million at December 31, 1997 from $7.1 million at December 31, 1996, as a result of the retention of annual income in the partnerships.

     Office properties and equipment decreased $173,000, or 5.63%, to $2.9 million at December 31, 1997 from $3.1 million at December 31, 1996, as a result of annual depreciation. Prepaid expenses and other assets decreased $311,000, or 5.43%, to $5.4 million at December 31, 1997 from $5.7 million at December 31, 1996. The decrease primarily resulted from decreased deferred tax benefits offset by increases in prepaid pension costs and cash surrender value of key person insurance policies.

     Deposits increased $2.7 million, or 0.93%, to $283.1 million at December 31, 1997 from $280.4 million at December 31, 1996. The Association promoted a special rate eighteen month CD during the year and certificate balances increased $3.0 million while balances in passbook, NOW and money market accounts decreased $300,000 at year end 1997 from the previous year. Borrowed money, including FHLB advances and other borrowed money, decreased $21.3 million, or 38.63%, to $33.9 million at December 31, 1997 from $55.2 million at December 31, 1996, as a result of borrowed money being repaid. Advance payments by borrowers for taxes and insurance were increased by $348,000, or 14.95%, at December 31, 1997 to $2.7 million from $2.3 million the previous year. This resulted primarily from the increase in the mortgage loan portfolio.

     Total stockholders' equity increased by $4.2 million, or 10.46%, to $44.0 million at December 31, 1997 from $39.9 million at December 31, 1996. This increase in stockholders' equity reflects the $4.1 million net income recorded in 1997.


Comparison of Operating Results for the Years Ended December 31, 1997 and December 31, 1996.

General

     Net income for the year ended December 31, 1997 increased by $1.5 million, or 56.42%, to $4.1 million from $2.6 million for the year ended December 31, 1996. This increase is the result of the decrease in non-interest expense of $2.1 million and an increase in non-interest income of $161,000, partially offset by the $790,000 increase in the federal and state tax provision. The reduction in non-interest expense is primarily attributable to the FDIC special assessment to recapitalize the SAIF paid in the third quarter of 1996, and the reduction in FDIC premiums paid in 1997.

Interest Income

     Interest income for the year ended December 31, 1997 was $28.0 million compared to $27.2 million the previous year, an increase of $773,000, or 2.84%. This increase was a result of the average balance of interest-earning assets increasing by $8.7 million, to $352.8 million in 1997 from $344.1 million in 1996, a 2.52% increase, along with an increase in the average yield on interest-earning assets of 0.03% to 7.94% from 7.91% the previous year. The increase in loan interest of $1.2 million, or 5.58%, to $22.9 million for the year ended December 31, 1997 from $21.7 million the previous year was the result of the increase in the average loan portfolio of $16.7 million to $269.7 million in 1997 as compared to $252.9 million in 1996, a 6.62% increase. Yields decreased to 8.49% in 1997 from 8.57% in 1996. Interest income on mortgage-backed securities decreased $190,000, or 9.00%, to $1.9 million for the year ended December 31, 1997 from $2.1 million the prior year. The average balance of mortgage-backed securities declined $3.1 million, or 9.86%, to $28.8 million in 1997 from $31.9 million in 1996, while the average yield on the mortgage-backed securities portfolio increased to 6.67% for 1997 from 6.61% the previous year, an increase of 0.06%. Total interest earned on investment securities, other financial assets, trading account securities and dividends on FHLB stock of $3.2 million for the year ended December 31, 1997 decreased $246,000, or 7.14%, from the $3.4 million the previous year. The average balance of the time deposit and securities portfolios decreased $4.9 million to $54.3 million for 1997 from $59.2 million in 1996, an 8.30% decrease. This average balance decrease of the time deposit and securities portfolio is the result of the proceeds of maturities of U.S. Government securities being invested in other interest-earning assets.

Interest Expense

     Deposit interest expense for the year ended December 31, 1997 of $13.0 million increased by $1.1 million, or 9.51% from the same period in 1996, primarily as a result of the 0.16% increase in the cost of savings. The average certificate deposit base increased in 1997 to $171.9 million from $155.7 million in 1996 as the Association promoted a special rate eighteen month CD in the fourth quarter of 1997. Interest expense on borrowed funds decreased $356,000, or 10.52%, to $3.0 million for the year ended December 31, 1997 from $3.4 million the previous year. The average balance of total borrowings decreased $5.0 million to $47.6 million for the year ended December 31, 1997, a 9.59% decrease from $52.6 million for the year ended December 31, 1996. This decrease was due to the repayment of borrowings from the proceeds of sold and maturing securities. The average balance of total interest-bearing liabilities increased for the year ended December 31, 1997 by $10.1 million, or 3.19%, to $326.1 million from $316.0 million the previous year, while total interest expense increased by $774,000, or 5.07%, to $16.1 million from $15.3 million the previous year. The overall increase of 0.09% in the average cost of funds is attributable to the increase in CD interest rates during the period.

Net Interest Income Before Provision For Loan Losses

     Net interest income before provision for loan losses remained at $12.0 million for both the years ended December 31, 1997 and 1996. The average net interest rate spread for the year ended December 31, 1997 of 3.02% decreased from the 3.08% level for the year ended December 31, 1996. The average cost of deposits and borrowed funds increased to 4.92% for 1997 from 4.83% the previous year combined with the slight increase in the yield on interest-earning assets to 7.94% for 1997 from 7.91% the previous year reflect the narrowing interest spread created by general market interest rates experienced in 1997.

Provision For Loan Losses

     The provision for loan losses of $24,000 for the year ended December 31, 1997 is equal to the provision of $24,000 for the previous year. The cumulative allowance for loan losses at year end is $775,000 with the allowance for loan losses to non-performing loans being 115.50% on December 31, 1997, as compared to 92.60% at December 31, 1996. No loan losses were charged off in 1997. Non-performing loans totalled $671,000, or .24% of total loans receivable at December 31, 1997 as compared to $811,000, or .30% of total loans receivable at December 31, 1996. The provision reflects management's policy to maintain a loan loss allowance based on its evaluation of the risks inherent in the loan portfolio and the general economy. Although the Association believes its allowance for losses is at a level which it considers to be adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income

     Non-interest income for the year ended December 31, 1997 increased by $161,000, or 12.32%, to $1.5 million from $1.3 million for the year ended December 31, 1996. Increases of $43,000, $171,000 and $83,000 in insurance commissions, gain on sale of securities, available for sale and miscellaneous income, respectively, were partially offset by decreases of $38,000, $82,000 and $17,000 in fees and service charges, income from joint ventures and loss on sale of REO, respectively.

Non-Interest Expense

     Non-interest expense for the year ended December 31, 1997 decreased $2.1 million, or 22.46%, to $7.3 million from $9.4 million for the year ended December 31, 1996. The major factor for the large decrease in non-interest expense is the decrease in insurance premium expense as the special FDIC assessment was paid in the third quarter of 1996. Slight increases in legal, audit and examination services and other operating expenses of $66,000 and $80,000, respectively, were partially offset by modest decreases in compensation and advertising expenses of $130,000 and $31,000, respectively. Occupancy and equipment expense and data processing expense remained stable for both years.

Income Tax Expense

     Income tax for the year ended December 31, 1997 increased $790,000, or 65.48%, to $2.0 million from $1.2 million in 1996, as a result of the increase in pre-tax earnings.


Comparison of Operating Results for the Years Ended December 31, 1996 and December 31, 1995.

General

     Net income for the year ended December 31, 1996 decreased by $1.9 million, or 42.01%, to $2.6 million from $4.5 million for the year ended December 31, 1995. This decrease is primarily attributable to the FDIC special assessment to recapitalize the SAIF paid in the third quarter of 1996, as well as an increase in other non-interest expense.

Interest Income

     Interest income for the year ended December 31, 1996 was $27.2 million compared to $26.9 million the previous year, an increase of $360,000, or 1.34%. This increase was a result of the average balance of interest-earning assets increasing by $5.2 million, to $344.1 million in 1996 from $338.9 million in 1995, a 1.55% increase. This was partially offset by the average yield on interest-earning assets decreasing 0.02% to 7.91% from 7.93% the previous year. The slight increase in mortgage loan interest to $21.3 million for the year ended December 31, 1996 from $21.0 million the previous year was the result of the increase in the average mortgage loan portfolio of $8.2 million to $248.7 million in 1996 as compared to $240.5 million in 1995, a 3.42% increase. Yields decreased to 8.57% in 1996 from 8.70% in 1995. Interest income on mortgage-backed securities decreased $105,000, or 4.73%, to $2.1 million for the year ended December 31, 1996 from $2.2 million of the prior year. The average balance of mortgage-backed securities declined $1.0 million, or 3.15%, to $31.9 million in 1996 from $33.0 million in 1995, while the average yield on the mortgage-backed securities portfolio decreased to 6.61% for 1996 from 6.72% the previous year, a decrease of 0.11%. Total interest earned on investment securities, other financial assets, trading account securities and dividends on FHLB stock of $3.4 million for the year ended December 31, 1996 decreased $187,000, or 5.15%, from the $3.6 million the previous year. The average balance of the time deposit and securities portfolios decreased $5.1 million to $59.2 million for 1996 from $64.4 million in 1995, a 7.95% decrease. This average balance decrease of the time deposit and securities portfolio is the result of the proceeds of maturities of U.S. Government securities being invested in other interest-earning assets.

Interest Expense

     Deposit interest expense for the year ended December 31, 1996 of $11.9 million increased by $492,000, or 4.32% from the same period in 1995, primarily as a result of the $9.3 million increase in the average balance of deposit accounts and the 0.03% increase in the cost of savings. The average certificate deposit base increased $11.5 million in 1996 to $155.7 million from $144.3 million in 1995 as the Association promoted special rate eighteen and 36 month CDs during 1996. Interest expense on borrowed funds increased $394,000, or 13.16%, to $3.4 million for the year ended December 31, 1996 from $3.0 million the previous year. The average balance of total borrowings increased $5.5 million to $52.6 million for the year ended December 31, 1996, an 11.64% increase from $47.1 million for the year ended December 31, 1995. This increase was due to funding requirements for new mortgage loans and normal operating liquidity. The average balance of total interest-bearing liabilities increased for the year ended December 31, 1996 by $14.8 million, or 4.92%, to $316.0 million from $301.2 million the previous year, while total interest expense increased by $886,000, or 6.16%, to $15.3 million from $14.4 million. The overall increase of 0.05% in the average cost of funds is attributed to the slight increase in overall market interest rates in general during the period.

Net Interest Income Before Provision For Loan Losses

     Net interest income before provision for loan losses decreased $526,000 to $12.0 million, or 4.22%, for the year ended December 31, 1996 from $12.5 million for the year ended December 31, 1995. The average net interest rate spread for the year ended December 31, 1996 of 3.08% decreased from the 3.15% level for the year ended December 31, 1995. The average yield on interest-earning assets decreased to 7.91% for the year ended December 31, 1996 from 7.93% the previous year combined with the increase in the average cost of deposits and borrowed funds to 4.83% for 1996 from 4.78% the previous year to reflect the narrowing spread created by the overall general market increase in interest rates experienced during 1996.

Provision For Loan Losses

     The provision for loan losses of $24,000 for the year ended December 31, 1996 is an increase from a provision of $16,000 for the previous year. The cumulative allowance for loan losses at year end is

$751,000 with the allowance for loan losses to non-performing loans being 92.60% on December 31, 1996, as compared to 98.69% at December 31, 1995. The Association charged off $26,000 of loan losses in 1996. Non-performing loans totalled $811,000, or .30% of total loans receivable at December 31, 1996 as compared to $764,000, or .30% of total loans receivable at December 31, 1995. The provision reflects management's policy to maintain a loan loss allowance based on its evaluation of the risks inherent in the loan portfolio and the general economy. Although the Association believes its allowance for losses is at a level which it considers to be adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income

     Non-interest income for the year ended December 31, 1996 increased slightly, by $40,000, or 3.15%, to $1.31 million from $1.27 million for the year ended December 31, 1995. The increase in joint venture income of $198,000 was partially offset by the $110,000 decrease in gain on sale of securities, available for sale, and the $48,000 decrease in miscellaneous income.

Non-Interest Expense

     Non-interest expense for the year ended December 31, 1996 increased $2.4 million, or 33.85%, from the previous year. The major factor for the large increase in non-interest expense is insurance premium expense for the special FDIC assessment of $1.7 million. The $392,000, or 10.00%, increase in compensation and benefit expenses from the previous year resulted from salary adjustments in 1996 which produced modest benefit cost increases along with an adjustment increasing the SERP funding. Advertising and promotion expenses increased $84,000, or 106.48%, which relates to the promotion of the Orland Park office and special rate CDs in 1996. Slight increases in data processing of $20,000 and other operating expenses of $31,000 relate to the increased operational costs of the expanded office network.

Income Tax Expense

     Income tax for the year ended December 31, 1996 decreased $1.0 million, or 44.54%, to $1.2 million from $2.2 million in 1995, as a result of a decrease in pre-tax earnings.

Liquidity And Capital Resources

     The Company's primary sources of funds are the Association's deposits and proceeds from principal and interest payments on loans and mortgage-backed securities, advances from the FHLB-Chicago and proceeds from the maturity of investments. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As of December 31, 1997, the Association had outstanding loan commitments of $8.4 million, of which the majority were fixed-rate loans with an average interest rate of 7.90%. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totalled $135.0 million. Based upon the Association's experience, management believes that a significant portion of such deposits will remain with the Association.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $5.2 million for the year ended December 31, 1997 as compared to $4.8 million for the same period in 1996. Net cash provided from investing activities was $17.0 million for the year ended December 31, 1997 as compared to $27.4 million provided for investing activities in the comparable period in 1996. Net cash provided for financing activities was $20.0 million for the year ended December 31, 1997 as compared to $18.5 million provided by financing activities for the year ended December 31, 1996.

     The primary investment activity of the Association is the origination of mortgage loans and the purchase of mortgage-backed and mortgage-related securities. The Association originated $55.1 million in loans for the year ended December 31, 1997 as compared to $66.6 million for the same period of 1996. Other investing activities include primarily investing in U.S. Government and agency obligations which totalled $5.0 million and $21.3 million for the years ended December 31, 1997 and 1996, respectively.

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's liquidity ratio was 14.10% at December 31, 1997.

     The Association's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and cash equivalents totalled $13.9 million.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. The core capital requirement was effectively increased to 4% since OTS regulations stipulate that an institution with less than 4% core capital will be deemed to be "undercapitalized". As of December 31, 1997, the Association's actual capital percentages for tangible capital of 8.20%, core capital of 8.20%, and current risk-based capital of 13.82% significantly exceed the regulatory requirement for each category. In addition, under the OTS's prompt corrective action regulations, the Association is considered a "well capitalized" institution.

     On August 23, 1993, the OTS issued a final rule which sets forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based regulatory capital rule effective January 1, 1994. However, the effective date has been delayed by the OTS. This regulation is not expected to have a material impact on the financial condition of the Association.

Dividends

     The declaration of dividends by the Board of Directors will depend upon a number of factors including; investment opportunities available to the Company or the Association, capital requirements, regulatory limitations, the Company's and the Association's results of operations and financial condition, tax considerations and general economic conditions. The Association is not permitted to pay dividends on its capital stock if its stockholders' equity would be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. The Board of Directors initiated a program of quarterly dividends in November, 1994 and declared a quarterly cash dividend of 16 1/2 cents per share. This amount was paid for the fourth quarter 1994 and the first, second and third quarters of 1995. The dividend for the fourth quarter of 1995 was increased to 18 cents per share and was paid in December, 1995, and the first, second and third quarters of 1996. A dividend of 19 cents per share was declared and paid in the fourth quarter of 1996 and the first, second and third quarters of 1997. A dividend of 20 cents per share was declared and paid in the fourth quarter of 1997. Although the Board expects to declare regular quarterly dividends in the future, no assurance can be given, however, that any dividends will continue to be paid.

     The Company continued its stock repurchase program by purchasing 6,024 shares of its common stock during 1997.

Proposed Merger

         On December 16, 1997, the Board of Directors approved a definitive agreement to merge with Alliance Bancorp of Hinsdale, Illinois. Pursuant to the merger agreement, which is subject to shareholder and regulatory approval, each common share of Southwest Bancshares, Inc. common stock will be exchanged for
1.1981 shares of Alliance Bancorp common stock, subject to adjustment based on the current value of Alliance Bancorp common stock at the effective date. Concurrent with the execution of the definitive agreement, the Company has granted Alliance Bancorp an option to purchase an amount of shares equal to 9.9% of its outstanding common stock, which option is exercisable in certain circumstances. The transaction is expected to close prior to June 30, 1998.

Impact Of Inflation And Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles (the "GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Stock Data

         Southwest Bancshares, Inc.'s common stock is listed under the trading symbol "SWBI" and is traded on the Nasdaq National Market. As of February 25, 1998, the Company had 366 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 2,720,285 outstanding shares of common stock (excluding treasury shares).

                                            QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                       YEAR ENDED DECEMBER 31, 1997                  YEAR ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                            1ST QTR.     2ND QTR.  3RD QTR.   4TH QTR.    1ST QTR.   2ND QTR.    3RD QTR.   4TH QTR.
                                           -------------------------------------------   -------------------------------------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income .........................   $ 7,055       7,016      7,056      6,876      6,659      6,629       6,840       7,102
Interest expense ........................     4,012       4,007      4,058      3,973      3,640      3,595       3,904       4,138
------------------------------------------------------------------------------------------------------------------------------------
Net interest income before provision
   for loan losses ......................     3,043       3,009      2,998      2,903      3,019      3,034       2,936       2,964
Provision for loan losses ...............         6           6          6          6          6          6           6           6
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses ......................     3,037       3,003      2,992      2,897      3,013      3,028       2,930       2,958
Gain on sale of assets ..................        15          78         81          1         --         --          --           4
Income (loss) from real estate operations        (4)         --         --         (7)        --          6          --          --
Other income ............................       271         277        289        467        268        392         366         271
Non-interest expense ....................     1,802       1,805      1,736      1,948      1,962      1,936       3,636       1,868
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense..     1,517       1,553      1,626      1,410      1,319      1,490        (340)      1,365
Income tax expense ......................       521         542        567        365        444        503        (196)        455
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) .......................   $   996       1,011      1,059      1,045        875        987        (144)        910
====================================================================================================================================
Basic earnings (loss) per share .........   $  0.38        0.38       0.40       0.39       0.30       0.34       (0.05)       0.34
Diluted earnings (loss) per share .......      0.36        0.37       0.38       0.38       0.29       0.34       (0.05)       0.33
Dividends declared per common share .....      0.19        0.19       0.19       0.20       0.18       0.18        0.18        0.19
====================================================================================================================================

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
 ---------------------------------------------------------------------

        Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained at Item 7 of this Form 10-K.



Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Southwest Bancshares, Inc.
Hometown, Illinois


     We have audited the consolidated statements of financial condition of Southwest Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ending December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial
statements.   An audit also includes assessing the accounting principles used and significant  estimates made by management, as well as evaluating the overall
consolidated  financial statement presentation.   We believe that our audits
provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Bancshares, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Cobitz, Vandenberg & Fennessy

January 23, 1998
Palos Hills, Illinois

                          SOUTHWEST BANCSHARES, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition



                                                           December 31,
                                                   ----------------------------
                                                        1997           1996
                                                   --------------  ------------
Assets
------

Cash and amounts due from
  depository institutions                           $  7,399,412     6,299,645
Interest-bearing deposits                              6,490,520     5,379,942
                                                    ------------   -----------
    Total cash and cash equivalents                   13,889,932    11,679,587
U.S. Government and agency obligations,
  available for sale, at fair value (note 2)          41,363,703    46,591,063
Mortgage-backed securities, available for sale,
  at fair value (note 3)                              20,912,539    32,840,347
Loans receivable (net of allowance for loan
 losses:
  1997 - $775,443; 1996 - $751,443) (note 4)         270,592,293   262,430,839
Foreclosed real estate                                         -       117,258
Stock in Federal Home Loan Bank of Chicago             2,733,500     3,108,000
Other investments, available for sale,
  at fair value (note 6)                                 650,384     7,427,738
Investment in joint ventures (note 7)                  7,614,721     7,071,757
Accrued interest receivable (note 8)                   2,190,208     2,274,205
Office properties and equipment - net (note 9)         2,906,602     3,079,874
Prepaid expenses and other assets (note 10)            5,428,869     5,740,370
                                                    ------------   -----------

   Total assets                                      368,282,751   382,361,038
                                                    ============   ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits (note 11)                                   283,053,058   280,433,964
Federal Home Loan Bank advances (note 12)             33,850,000    54,158,265
Other borrowed money (note 13)                                 -     1,000,000
Advance payments by borrowers for taxes
  and insurance                                        2,683,898     2,334,913
Other liabilities (note 14)                            4,666,185     4,575,098
                                                    ------------   -----------
   Total liabilities                                 324,253,141   342,502,240
                                                    ------------   -----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  1,000,000 shares; none outstanding                           -             -
Common stock, $.01 par value; authorized
  5,000,000 shares; 4,463,358 shares issued and
  2,714,655 shares outstanding at December 31,
  1997 and 4,437,720 shares issued and 2,637,461
  shares outstanding at December 31, 1996                 44,634        44,377
Additional paid-in capital                            29,800,520    29,140,212
Retained earnings, substantially restricted           41,779,746    40,256,461
Unrealized gain (loss) on securities available
  for sale, net of income taxes                          130,119      (637,191)
Treasury stock, at cost (1,748,703 and 1,800,259
  shares at December 31, 1997 and 1996)              (27,405,409)  (28,182,790)
Common stock acquired by Employee Stock
  Ownership Plan                                        (320,000)     (640,000)
Common stock awarded by Association Recognition
 and Retention Plan                                            -      (122,271)
                                                    ------------   -----------
   Total stockholders' equity (notes 19 and 20)       44,029,610    39,858,798
                                                    ------------   -----------

Commitments and contingencies (notes 21 and 22)

   Total liabilities and stockholders' equity       $368,282,751   382,361,038
                                                    ============   ===========

See accompanying notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                               AND SUBSIDIARIES
                               ----------------

                      Consolidated Statements of Earnings


                                                Years Ended December 31,
                                          ------------------------------------
                                             1997          1996        1995
                                             ----          ----        ----
Interest income:
  Loans                                   $22,885,004   21,674,082  21,022,304
  Mortgage-backed securities                1,920,041    2,110,016   2,214,700
  Investment securities                     2,757,099    2,835,102   3,163,818
  Other financial assets                      249,382      404,476     250,731
  Dividends on FHLB stock                     191,741      206,091     218,386
                                          -----------   ----------  ----------
     Total interest income                 28,003,267   27,229,767  26,869,939
                                          -----------   ----------  ----------

Interest expense:
  Deposits                                 13,017,750   11,887,516  11,395,669
  Borrowings                                3,032,554    3,388,984   2,994,820
                                          -----------   ----------  ----------
     Total interest expense                16,050,304   15,276,500  14,390,489
                                          -----------   ----------  ----------

     Net interest income before
       provision for loan losses           11,952,963   11,953,267  12,479,450
Provision for loan losses                      24,000       24,000      16,000
                                          -----------   ----------  ----------
     Net interest income after
       provision for loan losses           11,928,963   11,929,267  12,463,450
                                          -----------   ----------  ----------

Non-interest income:
  Fees and service charges                    141,192      179,243     181,760
  Insurance commissions                       191,244      147,759     139,549
  Income from joint ventures (note 7)         592,964      675,114     477,447
  Gain on sale of loans, held for sale
   (note 5)                                         -            -      13,689
  Loss on sale of mortgage-backed
   securities, available for sale             (47,131)           -           -
  Gain on sale of investment
   securities, available for sale             222,834        4,313     114,744
  Gain (loss) on sale of foreclosed
   real estate - net                          (10,773)       6,021      (2,691)
  Miscellaneous income                        377,750      294,644     342,625
                                          -----------   ----------  ----------
     Total non-interest income              1,468,080    1,307,094   1,267,123
                                          -----------   ----------  ----------

Non-interest expense:
  Compensation, employee benefits and
    related expenses (notes 15, 16 and
     17)                                    4,190,311    4,320,335   3,927,849
  Advertising and promotion                   131,620      163,069      78,976
  Occupancy and equipment expense
   (note 9)                                 1,206,449    1,208,062   1,042,449
  Data processing                             256,327      262,471     242,553
  Insurance expense                           257,845      265,311     267,238
  Federal deposit insurance premiums
   (note 23)                                  178,855      561,133     573,692
  SAIF special assessment (note 23)                 -    1,698,492           -
  Legal, audit and examination services       253,089      187,105     186,162
  Other operating expenses                    816,569      736,711     705,753
                                          -----------   ----------  ----------
     Total non-interest expense             7,291,065    9,402,689   7,024,672
                                          -----------   ----------  ----------

Net income before income taxes              6,105,978    3,833,672   6,705,901
Provision for federal and state
  income taxes (note 18)                    1,995,352    1,205,811   2,174,336
                                          -----------   ----------  ----------

     Net income                           $ 4,110,626    2,627,861   4,531,565
                                          ===========   ==========  ==========


Earnings per share - basic                      $1.55          .96        1.37
                                                 ----         ----        ----
Earnings per share - diluted                     1.49          .91        1.31
                                                 ----         ----        ----

Dividends declared per common share              $.77          .73         .68
                                                  ---         ----        ----

See accompanying notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                               AND SUBSIDIARIES
                               ----------------

                                    Consolidated Statements of Changes in Stockholders' Equity

                                                Three years ended December 31, 1997
                                                -----------------------------------

                                                                    Unrealized
                                                                  Gain (Loss) on               Common       Common
                                          Additional                Securities                 Stock        Stock
                                  Common    Paid-In     Retained    Available     Treasury    Acquired     Awarded
                                  Stock     Capital     Earnings    for Sale       Stock       by ESOP      by RRP     Total
                                  ------  ----------    --------  --------------  --------    --------     -------     -----
Balance at December 31, 1994    $ 43,098  27,783,017   37,409,484  (3,725,164) (11,209,563) (1,280,000)   (611,357)  48,409,515

Additions (deductions)
  for the year ended
  December 31, 1995:
 Net income                                             4,531,565                                                     4,531,565
 Adjustment of
   securities to fair value,
   net of tax effect                                                3,299,677                                         3,299,677
 SFAS 87 adjustment of
   non-qualified pension
   plan, net of tax effect                               (201,991)                                                     (201,991)
 Exercise of stock options           373     248,627                                                                    249,000
 Tax benefit related to
   employee stock plans                      151,320                                                                    151,320
 Purchase of treasury
   stock (495,367 shares)                                                       (8,962,285)                          (8,962,285)
 Amortization of award
   of RRP stock                                                                                            244,543      244,543
 Contribution to fund ESOP loan                                                                320,000                  320,000
 Payment of dividends                                  (2,221,158)                                                   (2,221,158)
                                  ------  ----------   ----------    --------  -----------    --------    --------   ----------

Balance at December 31, 1995      43,471  28,182,964   39,517,900    (425,487) (20,171,848)   (960,000)   (366,814)  45,820,186

Additions (deductions)
  for the year ended
  December 31, 1996:
 Net income                                             2,627,861                                                     2,627,861
 Adjustment of
   securities to fair value,
   net of tax effect                                                 (211,704)                                         (211,704)
 SFAS 87 adjustment of
   non-qualified pension
   plan, net of tax effect                                107,510                                                       107,510
 Exercise of stock options           906     602,867                                                                    603,773
 Tax benefit related to
   employee stock plans                      354,381                                                                    354,381
 Purchase of treasury
   stock (446,117 shares)                                                       (8,010,942)                          (8,010,942)
 Amortization of award
   of RRP stock                                                                                            244,543      244,543
 Contribution to fund ESOP loan                                                                320,000                  320,000
 Payment of dividends                                  (1,995,943)                                                   (1,995,943)
 3 for 2 stock split related
   to fractional shares                                      (867)                                                         (867)
                                  ------  ----------   ----------    --------  -----------    --------    --------   ----------

Balance at December 31, 1996      44,377  29,140,212   40,256,461    (637,191) (28,182,790)   (640,000)   (122,271)  39,858,798

Additions (deductions)
  for the year ended
  December 31, 1997:
 Net income                                             4,110,626                                                     4,110,626
 Adjustment of
   securities to fair value,
   net of tax effect                                                  767,310                                           767,310
 SFAS 87 adjustment of
   non-qualified pension
   plan, net of tax effect                                (27,496)                                                      (27,496)
 Exercise of stock options           257     170,749     (518,220)                 902,278                              555,064
 Tax benefit related to
   employee stock plans                      489,559                                                                    489,559
 Purchase of treasury
   stock (6,024 shares)                                                           (124,897)                            (124,897)
 Amortization of award
   of RRP stock                                                                                            122,271      122,271
 Contribution to fund ESOP loan                                                                320,000                  320,000
 Payment of dividends                                  (2,041,625)                                                   (2,041,625)
                                  ------  ----------   ----------     -------  -----------    --------    --------   ----------

Balance at December 31, 1997    $ 44,634  29,800,520   41,779,746     130,119  (27,405,409)   (320,000)       -      44,029,610
                                  ======  ==========   ==========     =======  ===========    ========    ========   ==========


See accompanying notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows



                                                      Years Ended December 31,
                                           --------------------------------------------
                                                 1997             1996          1995
                                                 ----             ----          ----
Cash flows from operating activities:
 Net income                                $   4,110,626       2,627,861     4,531,565
 Adjustments to reconcile net income
 to net cash from operating activities:
    Depreciation                                 374,878         388,966       300,571
    Amortization of cost of stock
     benefit plans                               442,271         564,543       564,543
    Net loss on sale of mortgage-
     backed securities, available
     for sale                                     47,131               -             -
    Net gain on sale of investment
      securities, available for sale            (222,834)         (4,313)     (114,744)
    Net gain on sale of loans, held
      for sale                                         -               -       (13,689)
    Net (gain) loss on sale of
     foreclosed real estate                       10,773          (6,021)        2,691
    Provision for loan losses                     24,000          24,000        16,000
    Decrease in prepaid and deferred
     federal and state income taxes              389,081         352,071       457,283
    (Increase) decrease in accrued
     interest receivable                          83,997        (109,610)      132,467
    Increase (decrease) in accrued
     interest payable                            (84,266)        (15,776)       56,187
    Federal Home Loan Bank stock dividend              -               -       (49,900)
    Increase in other assets                    (117,732)       (273,368)     (404,902)
    Increase in other liabilities                144,354       1,229,387       181,723
                                           -------------     -----------   -----------
Net cash provided by operating activities      5,202,279       4,777,740     5,659,795
                                           -------------     -----------   -----------
Cash flows from investing activities:
    Purchase of mortgage-backed securities,
      available for sale                               -      (4,969,275)            -
    Purchase of investment securities,
     available for sale                       (4,996,563)    (21,314,377)   (7,213,279)
    Purchase of stock in Federal Home Loan
     Bank of Chicago                            (170,500)       (476,000)     (100,000)
    Proceeds from sale of mortgage-backed
     securities, available for sale            9,796,533               -             -
    Proceeds from maturities of
     mortgage-backed securities                        -               -       728,867
    Proceeds from maturities of mortgage-
     backed securities, available for sale     2,691,336       2,992,376     1,852,007
    Proceeds from sale of investment
      securities, available for sale           7,001,388       4,065,375     3,782,625
    Proceeds from maturities of investment
     securities, available for sale           10,916,055      13,266,627    10,377,440
    Proceeds from Federal Home Loan Bank
     of Chicago stock redemption                 545,000         686,700             -
    Proceeds from sale of loans, held
     for sale                                          -               -     3,182,400
    Loan disbursements                       (56,786,926)    (66,239,478)  (49,912,726)
    Loan repayments                           49,038,850      50,498,285    40,205,529
    Participation loans purchased             (3,958,339)     (6,006,504)            -
    Participation loans sold                   3,431,587       2,008,115     1,610,958
    Property and equipment expenditures         (201,606)       (646,712)   (1,620,558)
    Proceeds from sale of foreclosed
     real estate                                 195,859          79,678       241,789
    Investment in joint ventures                (542,964)     (1,378,202)       84,527
                                           -------------     -----------   -----------
Net cash provided by (for) investing
 activities                                   16,959,710     (27,433,392)    3,219,579
                                           -------------     -----------   -----------
Cash flows from financing activities:
    Proceeds from exercise of stock
     options                                     555,064         603,773       249,000
    Deposit receipts                         366,818,990     379,691,186   346,859,169
    Deposit withdrawals                     (376,020,245)   (365,339,561) (337,572,123)
    Interest credited to deposit
     accounts                                 11,820,349      10,773,965    10,342,591
    Proceeds of borrowed money                31,000,000      20,500,000    72,758,265
    Repayment of borrowed money              (52,308,265)    (18,000,000)  (80,475,000)
    Increase (decrease) in advance
     payments by borrowers for taxes
     and insurance                               348,985         245,731      (821,040)
    Purchase of treasury stock                  (124,897)     (8,010,942)   (8,962,285)
    Dividends paid on common stock            (2,041,625)     (1,996,810)   (2,221,158)
                                           -------------     -----------   -----------
Net cash provided by (for) financing
 activities                                  (19,951,644)     18,467,342       157,419
                                           -------------     -----------   -----------
Increase (decrease) in cash and cash
 equivalents                                   2,210,345      (4,188,310)    9,036,793
Cash and cash equivalents at beginning
 of year                                      11,679,587      15,867,897     6,831,104
                                           -------------     -----------   -----------
Cash and cash equivalents at end of
 year                                      $  13,889,932      11,679,587    15,867,897
                                           =============     ===========   ===========
Cash paid during the year for:
  Interest                                 $  16,134,570      15,292,276    14,334,302
  Income taxes                                 1,642,380         853,736     1,717,461
Non-cash investing activities:
  Transfer of loans to
   foreclosed real estate                  $     102,607         134,356       155,505
                                           =============     ===========   ===========


See accompanying notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                               AND SUBSIDIARIES
                               ----------------



                  Notes to Consolidated Financial Statements



1)   Summary of Significant Accounting Policies:
     -------------------------------------------

     Southwest Bancshares, Inc. (the "Company") is a Delaware corporation incorporated on February 11, 1992 for the purpose of becoming the savings and loan holding company for Southwest Federal Savings and Loan Association of Chicago (the "Association"). On June 23, 1992, the Association converted from a mutual to a stock form of ownership, and the Company completed its initial public offering, and, with a portion of the net proceeds acquired all of the issued and outstanding capital stock of the Association.

     The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the thrift industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements consist of the accounts of the Company, and its wholly-owned subsidiaries, Southwest Bancshares Development Corporation and Southwest Federal Savings and Loan Association of Chicago, and the Association's wholly-owned subsidiary, Southwest Service Corporation. Significant intercompany balances and transactions have been eliminated in consolidation.

     Investment Securities, Available for Sale
     -----------------------------------------

     Investment securities available for sale are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the use of fair value accounting for securities available for sale or trading and retains the use of the amortized cost method for investments the Company has the positive intent and ability to hold to maturity.

     SFAS 115 requires the classification of debt and equity securities into one of three categories: held to maturity, available for sale, or trading.
     Held to maturity securities are measured at amortized cost. Unrealized gains and losses on trading securities are included in income. Unrealized gains and losses on available for sale securities are excluded from income and reported net of taxes as a separate component of stockholders' equity.

     The Company has designated its investments in U.S. Government and agency obligations, mortgage-backed securities, and equity securities as available for sale, and has recorded these investments at their current fair values. Unrealized gains and losses are recorded in a valuation account which is included, net of income taxes, as a separate component of stockholders' equity. Gains and losses on the sale of available for sale securities are determined using the specific identification method and are reflected in earnings when realized.

     ------------------------------------------------------

     Loans Receivable and Related Fees
     ---------------------------------

     Loans are stated at the principal amount outstanding, net of loans in process, deferred fees and the allowance for losses. Interest on loans is credited to income as earned and accrued only if deemed collectible. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due or earlier if conditions warrant. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is charged against current income.

     Loan origination fees are being deferred in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This statement requires that loan origination fees and direct loan origination costs for a completed loan be netted and then deferred and amortized into interest income as an adjustment of yield.

     The Company has adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans.

     Under these statements, of the remaining loans which are evaluated for impairment (a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement), there were no material amounts of loans which met the definition of an impaired loan during the year ended December 31, 1997 and no loans to be evaluated for impairment at December 31, 1997.

     Allowance for Loan Losses
     -------------------------

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     Management believes that the allowance is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

     Loans Receivable, Held for Sale
     -------------------------------

     That portion of loans receivable designated as held for sale are recorded at the lower of cost or fair value in accordance with SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Unrealized declines in fair value are reflected as a component of current earnings.

     Foreclosed Real Estate
     ----------------------

     Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of fair value minus estimated costs to sell or the acquisition cost. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated costs to sell.

     ------------------------------------------------------

     Depreciation
     ------------

     The office buildings are being depreciated on a straight-line basis. All other items are being depreciated on either a straight-line or accelerated basis depending on the nature of the items.

     Income Taxes
     ------------

     The Company files a consolidated federal income tax return with its subsidiaries. The provision for federal and state taxes on income is based on earnings reported in the financial statements. Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Consolidated Statements of Cash Flows
     -------------------------------------

     For the purpose of reporting cash flows, the Company has defined cash and cash equivalents to include cash on hand, amounts due from depository institutions, and interest-bearing deposits in other financial institutions.

     Earnings per Share
     ------------------

     The Company computes its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 5, "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS.

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

     The following presentation illustrates basic and diluted EPS in accordance with the provisions of SFAS 128:


                                                  Years Ended December 31,
                                           -------------------------------------
                                              1997          1996         1995
                                              ----          ----         ----

     Weighted average number of
      common shares outstanding used
      in basic EPS calculation              2,651,108     2,751,498    3,292,944
     Add common stock equivalents
      for shares issuable under
      Stock Option Plans                       96,361       121,360      177,414
                                            ---------     ---------    ---------
     Weighted average number of shares
      outstanding adjusted for common
      stock equivalents                     2,747,469     2,872,858    3,470,358
                                            =========     =========    =========

     Net income                            $4,110,626     2,627,861    4,531,565
     Basic earnings per share              $     1.55           .96         1.37
     Diluted earnings per share            $     1.49           .91         1.31



     EPS for prior periods has been restated to comply with the provisions of SFAS 128.

2)   United States Government and Agency Obligations, Available for Sale
     -------------------------------------------------------------------

     Securities available for sale are recorded at fair value in accordance with SFAS 115. This portfolio is summarized as follows:

                                                        December 31, 1997
                                        -------------------------------------------------
                                                         Gross     Gross
                                          Amortized   Unrealized Unrealized      Fair
     Description                             Cost        Gains     Losses        Value
     -----------                        ------------  ---------- ----------  ------------
     U.S. Treasury Notes                $  1,998,340    21,660       -          2,020,000
     FHLB Notes                           39,411,741    54,604    122,642      39,343,703
                                          ----------   -------    -------      ----------

                                        $ 41,410,081    76,264    122,642      41,363,703
                                          ==========   =======    =======      ==========

     Weighted average interest rate             5.68%
                                                ====


                                                        December 31, 1996
                                        ------------------------------------------------
                                                         Gross     Gross
                                          Amortized   Unrealized Unrealized      Fair
     Description                             Cost        Gains     Losses        Value
     -----------                        ------------  ---------- ----------  -----------
     FHLB Notes                         $ 47,295,638    26,027    730,602     46,591,063
                                          ==========   =======    =======     ==========

     Weighted average interest rate             5.83%
                                                ====

     During the years ended December 31, 1997 and 1996, the Company sold no securities from this portfolio. During the year ended December 31, 1995, the Company sold securities realizing gross proceeds of $3,003,750, and profits of $3,750. In addition, during the current period, the decrease in net unrealized losses of $658,197, net of the tax effect of $269,861, resulted in a $388,336 credit to stockholders' equity.

     The contractual maturity of the above investments are summarized as follows:

                                   December 31, 1997        December 31, 1996
                                ------------------------  ----------------------
                                  Amortized     Fair       Amortized     Fair
                                    Cost        Value        Cost        Value
                                ------------  ----------  ----------  ----------
     Term to Maturity
     ----------------
     Due in one year or less    $ 12,997,723  12,950,156     999,599   1,005,625
     Due after one year
       through five years         16,497,741  16,511,719  32,883,750  32,429,594
     Due after five years
       through ten years          11,416,923  11,400,109  12,914,761  12,655,219
     Due after ten years
       through twenty years          497,694     501,719     497,528     500,625
                                    --------     -------  ----------  ----------

                                $ 41,410,081  41,363,703  47,295,638  46,591,063
                                  ==========  ==========  ==========  ==========

3)  Mortgage-Backed Securities, Available for Sale
    ----------------------------------------------

    Mortgage-backed securities available for sale are recorded at fair value in accordance with SFAS 115. This portfolio is summarized as follows:


                                                          December 31, 1997
                                       ----------------------------------------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized      Fair
Description                                 Cost         Gains        Losses        Value
-----------                            ------------   ----------   ----------     ---------
FHLMC participation
   certificates - fixed rate             $  885,454     116,023        -          1,001,477
GNMA participation
   certificates - fixed rate              2,497,306      76,529        -          2,573,835
FHLMC participation
   certificates - adjustable rate         1,759,116       2,311      10,968       1,750,459
FNMA participation
   certificates - adjustable rate         6,724,687     127,692       5,772       6,846,607
CMOs - adjustable rate                      992,603       4,368        -            996,971
REMICs - adjustable rate                  7,981,591        -        238,401       7,743,190
                                       ------------     -------     -------      ----------

                                       $ 20,840,757     326,923     255,141      20,912,539
                                       ============     =======     =======      ==========

Weighted average interest rate                 6.47%
                                               ====

                                                          December 31, 1997
                                       ----------------------------------------------------
                                                        Gross        Gross
                                         Amortized    Unrealized   Unrealized      Fair
Description                                Cost         Gains        Losses        Value
-----------                            ------------   ----------   ----------     ---------
FHLMC participation
  certificates - fixed rate            $ 2,674,560      116,848      37,381       2,754,027
GNMA participation
  certificates - fixed rate             11,895,149       67,395     296,789      11,665,755
FHLMC participation
  certificates - adjustable rate         1,929,507          128      32,597       1,897,038
FNMA participation
  certificates - adjustable rate         7,679,426       75,433      13,190       7,741,669
CMOs - adjustable rate                   1,218,251         -         30,456       1,187,795
REMICs - adjustable rate                 7,978,864         -        384,801       7,594,063
                                       ------------     -------     -------      ----------

                                       $ 33,375,757     259,804     795,214      32,840,347
                                       ============     =======     =======      ==========

Weighted average interest rate                 6.61%
                                               ====

During the current year, the Company sold mortgage-backed securities realizing gross proceeds of $9,796,533, and profits of $5,940 offset by losses of $53,071. There were no sales from this portfolio during the years ended December 31, 1996 and 1995.
 In addition, during the current period, the increase in net unrealized gains of $607,192, net of the tax effect of $248,949, resulted in a $358,243 credit to stockholders' equity.

4)  Loans Receivable
    ----------------

    Loans receivable are summarized as follows:



                                                December 31,
                                         --------------------------
                                             1997          1996
                                         ------------- -----------

Mortgage loans:
   One-to-four family                    $176,007,428  167,303,458
   Multi-family                            51,248,448   50,504,361
   Commercial                              28,956,543   26,533,773
   Construction and land acquisition
     and improvement projects              14,746,040   21,966,870
                                         ------------  -----------

Total mortgage loans                      270,958,459  266,308,462
                                         ------------  -----------

Other loans:
   Secured lines of credit                  8,798,198    7,215,168
   Loans on deposits                          144,406      112,799
                                         ------------  -----------

Total other loans                           8,942,604    7,327,967
                                         ------------  -----------

Total loans receivable                    279,901,063  273,636,429
                                         ------------  -----------

Less:
   Loans in process                         5,493,174    7,187,535
   Deferred loan fees and discounts         3,040,153    3,266,612
   Allowance for loan losses                  775,443      751,443
                                         ------------  -----------

Loans receivable, net                    $270,592,293  262,430,839
                                         ============  ===========

Weighted average interest rate                   8.11%        8.14%
                                                 ====         ====

There were eight loans delinquent three months or more and non-accruing totaling $670,859, .2% of total loans in force as of December 31, 1997. Comparable figures for 1996 were ten loans totaling $811,463, .3% of total loans. The Association has established a general loan loss reserve of $775,443 as required by its internal policies.

For the years ended December 31, 1997 and 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $28,000 and $18,600, respectively.

A summary of changes in the allowance for losses on loans is as follows:


                                      Years Ended December 31,
                                    ---------------------------
                                     1997      1996      1995
                                     ----      ----      ----

     Balance, beginning of year     $751,443  753,797   737,797
     Provision for loan losses        24,000   24,000    16,000
     Charge-offs                        -     (26,354)     -
                                    --------  -------   -------

     Balance, end of year           $775,443  751,443   753,797
                                    ========  =======   =======

The Association is required to maintain qualifying collateral for the Federal Home Loan Bank of Chicago (the "Bank") representing approximately 170 percent of current Bank credit. At December 31, 1997, the Association met this requirement. Qualifying collateral is defined as fully disbursed, whole first mortgage loans on improved residential property. The mortgages must not be past due more than 90 days. They must not be otherwise pledged or encumbered as security for other indebtedness, and the documents must be in the physical possession or control of the Association. The documents that govern the determination of the qualifying mortgage collateral are the (a) Federal Home Loan Bank of Chicago's Credit Policy Statement, dated February 1, 1993, and (b) the Advances, Collateral Pledge and Security Agreement between the Association and the Federal Home Loan Bank of Chicago.

5)  Loans Receivable, Held for Sale
    -------------------------------

    During the year ended December 31, 1995, the Association entered into agreements to sell 100% interests in approximately $3,000,000 in fixed rate mortgage loans to the Federal Home Loan Mortgage Corporation, with the Association retaining servicing for such loans. The Association realized profits of $13,689 on these transactions. No such activity took place during the years ended December 31, 1997 and 1996. Loans serviced for others totaled approximately $6,644,500, $7,559,200 and $10,473,900 at
    December 31, 1997, 1996 and 1995 respectively.



6)  Other Investments, Available for Sale
    -------------------------------------

    These investments have been designated as available for sale and are recorded at fair value in accordance with SFAS 115. This portfolio is summarized as follows:


                                   December 31, 1997      December 31, 1996
                                 --------------------   --------------------

                                 Amortized     Fair      Amortized    Fair
      Description                   Cost       Value       Cost       Value
      -----------                ---------    -------    ---------   -------

    Investment in common stock
      of various entities      $   355,247    550,384     485,006    662,629
    Municipal  bonds               100,000    100,000     130,000    130,000
    Agency for International
      Development certificates        -          -          3,934      3,934
    Adjustable Rate Mortgage
      Portfolio Fund                  -          -      6,648,796  6,631,175
                                 ---------  ---------   ---------  ---------

                               $   455,247    650,384   7,267,736  7,427,738
                                 =========  =========   =========  =========

    During the current period, the Company sold securities realizing gross proceeds of $7,001,388, and profits of $222,834. During the year ended December 31, 1996, the Company sold securities realizing gross proceeds of $4,065,375, and profits of $4,313. During the year ended December 31, 1995, the Company sold securities realizing gross proceeds of $778,875, and profits of $113,694 offset by losses of $2,700. In addition, the increase in net unrealized gains of $35,135, net of the tax effect of $14,404, resulted in a $20,731 credit to stockholders' equity.

7)  Investment in Joint Ventures
    ----------------------------

    The Company's subsidiaries participate in unconsolidated joint ventures with third parties engaged primarily in the purchase of undeveloped land for improvement, and construction of residential or low-income housing properties for sale or investment. The investments in unconsolidated joint ventures are accounted for using the equity method. These ventures are summarized as follows:

                                                    December 31,
                                              ------------------------
                                                 1997           1996
                                                 ----           ----

     HSW Partners, L.P.                     $ 2,598,984      2,450,342
     Hartz-Southwest Partnership              3,426,363      2,907,538
     Churchview Limited Partnership             615,285        694,788
     Kedzie Limited Partnership                 974,089      1,019,089
                                              ---------      ---------

                                            $ 7,614,721      7,071,757
                                              =========      =========

    The Company's subsidiaries have realized net profits from joint ventures of $592,964, $675,114 and $477,447 for the years ended December 31, 1997, 1996 and 1995 respectively. Such profits are credited to the partners based upon the various joint venture agreements, and generally range from 18% to 28% of gross profits.


    Combined statements of financial condition and earnings of the unconsolidated joint ventures as of December 31, 1997 follow:

                   Combined Statement of Financial Condition
                   -----------------------------------------
    Assets:
    -------
      Cash....................................................... $  1,485,611
      Receivables................................................    6,243,085
      Land and development costs.................................   27,947,944
      Other assets...............................................      961,282
                                                                    ----------
    Total assets.................................................   36,637,922
                                                                    ==========

    Liabilities:
    ------------
      Borrowings.................................................   17,298,520
      Other liabilities..........................................      698,645
                                                                    ----------
    Total liabilities............................................   17,997,165
                                                                    ----------
    Partners' capital:
    ------------------
      Company's subsidiaries.....................................    7,614,721
      Coventurer.................................................   11,026,036
                                                                    ----------
    Total partners' capital......................................   18,640,757
                                                                    ----------
    Total liabilities and partners' capital...................... $ 36,637,922
                                                                    ==========

                        Combined Statement of Earnings
                        ------------------------------

    Sales of real estate..........................................$  2,680,905
    Cost of sales................................................    1,273,245
                                                                    ----------
    Gross profit.................................................    1,407,660
    Other income.................................................      427,268
    Other expense................................................      867,935
                                                                    ----------


    Net income................................................... $    966,993
                                                                    ==========

8)  Accrued Interest Receivable
    ---------------------------

    Accrued interest receivable is summarized as follows:


                                                      December 31,
                                              ------------------------
                                                   1997        1996
                                                   ----        ----

     U.S. Government and agency obligations    $  625,290     689,794
     Mortgage-backed securities                   112,264     185,900
     Loans receivable                           1,477,499   1,412,091
     Other investments                              3,179       5,069
     Allowance for uncollected interest           (28,024)    (18,649)
                                                ---------   ---------

                                              $ 2,190,208   2,274,205
                                                =========   =========

9)  Office Properties and Equipment
    -------------------------------

    Office properties and equipment are summarized as follows:


                                                    December 31,
                                              ------------------------
                                                  1997         1996
                                                  ----         ----
     Land                                    $ 1,215,336    1,215,336
     Buildings                                 1,340,063    1,355,092
     Parking lot improvements                     37,198       12,165
     Leasehold improvements                      961,418      963,577
     Furniture, fixtures, and equipment        1,190,738    1,086,002
     Automobiles                                  84,554       73,545
                                               ---------    ---------
                                               4,829,307    4,705,717
     Less accumulated depreciation             1,922,705    1,625,843
                                               ---------    ---------

                                             $ 2,906,602    3,079,874
                                               =========    =========

    Depreciation of office properties and equipment for the years ended December 31, 1997, 1996 and 1995 amounted to $374,878, $388,966 and
    $300,571 respectively.

    At December 31, 1997, the minimum rental commitments under the current leases for office space at the Hometown and Oak Lawn branch locations are approximately as follows:


          1998                                  $   298,603
          1999                                      307,561
          2000                                      316,788
          Thereafter through 2006                 2,110,589
                                                  ---------

                                                $ 3,033,541
                                                  =========


    The above amounts are exclusive of future escalation charges for real estate taxes, insurance, and other costs of occupancy relating to common areas shared with other tenants.

    Rent expense, including real estate taxes, insurance and other costs of occupancy, for the years ended December 31, 1997, 1996 and 1995 totaled $304,376, $312,058 and $304,062 respectively.

10)  Prepaid Expenses and Other Assets
     ---------------------------------

     Prepaid expenses and other assets consist of the following:


                                                       December 31,
                                                 ------------------------
                                                     1997           1996
                                                     ----           ----

Prepaid pension costs                           $   693,299        597,558

Current federal and state income tax
  overpayment - net                                 235,600        137,276
Deferred federal and state income tax
   benefit - net (a)                                319,058        831,010
Other prepaid expenses                              150,230        140,591
Deferred premium on sale of loans                    28,942         37,303
Cash surrender value of corporate-owned
   Key Person recovery insurance                  3,723,160      3,618,179
Accounts receivable and other assets                278,580        378,453
                                                 ----------      ---------

                                                $ 5,428,869      5,740,370
                                                  =========      =========

(a) The approximate tax effect of temporary differences that give rise to the Company's net deferred tax asset at December 31, 1997 and 1996 under SFAS 109 is as follows:

December 31, 1997                          Assets    Liabilities       Net
-----------------                          ------    -----------       ---

Loan fees deferred for financial
  reporting purposes                   $   757,381         -           757,381
Bad debt reserves established for
  financial reporting purposes             374,740         -           374,740
Increases to tax bad debt
  reserves since January 1, 1988              -        1,312,617    (1,312,617)
Non-qualified pension plan expense         920,058         -           920,058
Prepaid pension contribution                  -          209,185      (209,185)
Accelerated depreciation
  for tax purposes                            -          115,977      (115,977)
Unrealized gain on securities
  available for sale                          -           95,342       (95,342)
                                         ---------     ---------     ---------
                                       $ 2,052,179     1,733,121       319,058
                                         =========     =========     =========

December 31, 1996                          Assets    Liabilities       Net
-----------------                          ------    -----------       ---

Loan fees deferred for financial
  reporting purposes                   $   900,971          -          900,971
Bad debt reserves established for
  financial reporting purposes             364,900          -          364,900
Increases to tax bad debt
  reserves since January 1, 1988              -        1,575,140    (1,575,140)
Non-qualified pension plan expense         906,875          -          906,875
Nondeductible incentive plan expense        66,052          -           66,052
Deferred compensation                        2,863          -            2,863
Prepaid pension contribution                  -          163,533      (163,533)
Accelerated depreciation
  for tax purposes                            -           97,933       (97,933)
Unrealized loss on securities
  available for sale                       442,792          -          442,792
Other items                                   -           16,837       (16,837)
                                         ---------     ---------     ---------

                                       $ 2,684,453     1,853,443       831,010
                                         =========     =========     =========

11)  Deposits
     --------

     Deposit accounts are summarized as follows:

                                                        December 31,
                                                 --------------------------
                                                     1997           1996
                                                     ----           ----

     Passbooks                                 $  45,923,002     47,317,170
     Certificates                                175,696,377    172,686,390
     NOW and money market accounts                61,433,679     60,430,404
                                                 -----------    -----------

     Total                                     $ 283,053,058    280,433,964
                                                 ===========    ===========


     The composition of deposit accounts by interest rate is as follows:

                                                       December 31,
                                                --------------------------
                                                    1997           1996
                                                    ----           ----

     Non-interest bearing                     $   2,747,131      2,128,609
     2.00 - 3.99%                               104,609,550    105,618,965
     4.00 - 4.99                                  4,204,422      3,739,345
     5.00 - 5.99                                117,730,267    118,665,425
     6.00 - 6.99                                 53,761,688     50,281,620
                                                -----------    -----------

     Total                                    $ 283,053,058    280,433,964
                                                ===========    ===========


     The weighted average interest rate on deposit accounts at December 31, 1997 and 1996 was 4.71% and 4.62% respectively.

     A summary of certificates of deposit that mature during the twelve-month periods indicated is as follows:

                                                            December 31,
                                                     --------------------------
                                                         1997           1996
                                                         ----           ----

     Twelve month period ended December 31, 1997   $        -       114,038,513
     Twelve month period ended December 31, 1998     134,973,856     45,714,995
     Twelve month period ended December 31, 1999      27,680,918     12,932,882
     Twelve month period ended December 31, 2000      13,041,603           -
                                                     -----------    -----------

     Total                                         $ 175,696,377    172,686,390
                                                     ===========    ===========


     Interest expense on deposits consists of the following:

                                                   Years Ended December 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                                 ----        ----       ----

     Passbooks                              $  1,425,180   1,440,999  1,466,245
     Certificates                              9,742,534   8,583,706  8,036,392
     NOW and money market accounts             1,850,036   1,862,811  1,893,032
                                              ----------   --------- ----------

     Total                                  $ 13,017,750  11,887,516 11,395,669
                                              ==========  ========== ==========


     The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $42,800,000 and $36,600,000 at December 31, 1997 and 1996, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

12)  Federal Home Loan Bank Advances
     -------------------------------

     Advances consist of the following:

                                                          December 31,
                                 Interest         --------------------------
             Maturity Date         Rate                1997           1996
             -------------       --------              ----           ----

                1/03/97            5.55%         $       -         2,000,000
                2/10/97            4.80 (a)              -         1,408,265
                2/11/97            4.80 (a)              -         3,000,000
                3/01/97            6.97 (a)              -         2,300,000
                4/18/97            6.57 (a)              -         2,300,000
                5/02/97            6.75 (a)              -         1,300,000
                5/10/97            6.39                  -         3,000,000
                6/02/97            5.77                  -         3,000,000
               11/21/97            5.66                  -         4,000,000
                5/08/98            6.68             3,000,000      3,000,000
                5/27/98            5.74             2,000,000      2,000,000
                6/21/98            6.37 (a)           500,000        500,000
                9/07/98            6.18             5,000,000      5,000,000
                9/29/98            7.32 (a)         3,700,000      3,700,000
               11/15/98            5.94             3,000,000      3,000,000
               12/01/98            5.60             3,000,000      3,000,000
                1/22/99            8.19             3,000,000      3,000,000
                9/16/99            7.40             5,000,000      5,000,000
                2/21/00            6.08             2,000,000           -
                5/16/00            6.76             2,000,000      2,000,000
                8/28/00            6.26 (a)           450,000        450,000
                9/10/01            7.00 (a)         1,200,000      1,200,000
                                                   ----------     ----------

                                                 $ 33,850,000     54,158,265
                                                   ==========     ==========

     Weighted average interest rate                      6.76%          6.37%
                                                         ====           ====


     (a) Subject to terms and conditions of the Affordable Housing and Community Investment Programs.

     Interest is accrued on advances and recorded in other liabilities. Interest expense on advances totaled $3,024,494, $3,363,461 and $2,994,820 for the years ended December 31, 1997, 1996 and 1995 respectively. See note 4 of the consolidated financial statements for collateral securing this indebtedness.

13)  Other Borrowed Money
     --------------------

     Other borrowed money is summarized as follows:

                                                             December 31,
                                                      ------------------------
     Description                                         1997           1996
     -----------                                         ----           ----
     Securities sold under agreements
       to repurchase; maturing 1/15/97              $      -         1,000,000
                                                      =========      =========

     Weighted average interest rate                         -  %          5.70%
                                                           ====           ====

     During the years ended December 31, 1997 and 1996, the Company entered into sales of securities under agreements to repurchase (repurchase agreements). These transactions are accounted for as financings, and the obligation to repurchase securities sold are reflected as borrowed money in the consolidated statements of financial condition, while the securities sold continue to be accounted for as assets. The securities sold under agreements to repurchase consisted of mortgage-backed securities, and were held in the Company's account with the broker who arranged the transaction. Interest expense incurred on this type of transaction amounted to $8,060 and $25,523 for the years ended December 31, 1997 and 1996 respectively.

     Activity in repurchase agreements is summarized as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                          1997           1996
                                                          ----           ----
     Average balance during the year                 $   142,466        458,333
     Maximum month-end balance
       during the year                                 1,000,000      1,000,000
     Average interest rate
       during the year                                      5.62%          5.53%
     Mortgage-backed securities
       underlying the agreements at year end:
       Amortized cost                                       -         1,100,000
       Fair value                                    $      -         1,042,250


     In addition, in connection with the Company's initial public offering, the Association established an Employee Stock Ownership Plan (ESOP). The ESOP was funded by the proceeds from a $2,240,000 loan from an unaffiliated third-party lender. During 1994, the Company assumed this loan on essentially the same terms as the original lender. The loan carries an interest rate of one-eighth of one percent under prime rate, and matures in the year 1999. The loan is secured by the shares of the Company purchased with the loan proceeds. The Association has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan.

14)  Other Liabilities
     -----------------

     Other liabilities consist of the following:

                                                               December 31,
                                                        ------------------------
                                                            1997         1996
                                                            ----         ----
     Accrued interest on deposits                      $   124,000      104,000
     Accrued interest on borrowed money                    195,085      299,351
     Accrued real estate taxes                             196,000      184,287
     Accrued audit fees                                     37,950       31,250
     Accrued cost of non-qualified supplemental
       retirement plan                                   2,427,136    2,410,586
     Deferred and accrued compensation                        -           6,982
     Promissory note for capital contribution
       due Churchview Limited Partnership                  275,000      275,000
     Promissory note for capital contribution
       due Kedzie Limited Partnership                      994,089      994,089
     Payments received, not yet remitted, on
       loans serviced for others                            48,585       57,054
     Loan fees paid by borrowers on pending
       loan applications                                    13,940       11,008
     Accounts payable - insurance companies                 19,112       13,088
     Accrued merger expenses                               141,804         -
     Miscellaneous accounts payable                        193,484      188,403
                                                         ---------    ---------
                                                       $ 4,666,185    4,575,098
                                                         =========    =========

15)  Retirement Plan
     ---------------

     The Association has established a qualified defined benefit pension plan which covers all full-time employees having a minimum of one year of service, and who are at least twenty-one years of age. The present funding policy is to make the maximum annual contribution allowed by applicable regulations. The plan is currently being funded by the purchase of non-insurance investments. Contributions to the plan for the years ended December 31, 1997, 1996 and 1995 amounted to $176,146, $149,394, and
     $173,517 respectively. As of December 31, 1997, no unfunded accumulated benefit obligation exists, and therefore, no additional liability is required. The following table sets forth the plan's funded status at December 31:

                                                 1997      1996       1995
                                                 ----      ----       ----

     Projected benefit obligation            $ 2,513,200  2,933,900  2,768,600
     Less plan assets at market value          3,000,500  3,434,400  3,169,300
                                               ---------  ---------  ---------
     Plan assets in excess of
       projected benefits                        487,300    500,500    400,700
     Unrecognized net assets                    (204,000)  (216,700)  (229,500)
     Unrecognized net loss                       226,900    115,100    147,000
                                               ----------  --------  ---------
     Prepaid pension costs                   $   510,200    398,900    318,200
                                               ==========  ========  =========

     Net pension expense for the years ended December 31, 1997, 1996 and 1995 is being accounted for per Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions" and includes the following components:

                                                 1997      1996       1995
                                                 ----      ----       ----

     Service cost-benefits earned
       during the year                        $  146,500    154,000    135,300
     Interest cost on projected
       benefit obligation                        211,700    186,200    165,000
     Actual return on plan assets               (280,700)  (258,700)  (210,200)
     Net amortization and deferrals              (12,700)   (12,800)   (12,700)
                                                --------   --------   --------
     Net periodic pension cost                $   64,800     68,700     77,400
                                                ========   ========   ========

     The discount rate used in determining the actuarial present value of the projected benefit obligation at the beginning of the year to determine the net periodic pension cost and at the end of the year for the present value of the benefit obligation during 1997, 1996 and 1995 was 7.00%, 7.25% and 6.75% respectively. The expected long-term rate of return on assets was 8.0% during 1997, 1996 and 1995 and the rate of increase in future compensation was 4.5% in 1997, 1996 and 1995.

16)  Other Employee Benefits
     -----------------------

     The Association has established a non-qualified supplemental retirement plan for the benefit of certain key officers. This plan was effective October 1, 1988, and is being funded through the purchase of life insurance contracts. The funded status of the Association's non-qualified supplemental retirement plan is shown below as of December 31:

                                                  1997       1996       1995
                                                  ----       ----       ----
     Projected benefit obligation
       (actuarial present value of projected
       benefits attributed to key officers'
       service to date based on future
       compensation levels)                   $ 2,427,136  2,410,586  2,463,541
     Plan assets at market value                     -          -          -
                                                ---------  ---------  ---------
     Funded status                              2,427,136  2,410,586  2,463,541
     Unrecognized prior service cost             (183,091)  (198,696)  (261,776)
     Unrecognized net loss                       (206,741)  (160,137)  (342,358)
                                                ---------  ---------  ---------
     Accrued pension cost                       2,037,304  2,051,753  1,859,407
     Additional minimum liability                 389,832    358,833    604,134
                                                ---------  ---------  ---------
     Minimum liability                        $ 2,427,136  2,410,586  2,463,541
                                                =========  =========  =========

     The additional minimum liability required to be recognized currently exceeds unrecognized net obligation and prior service costs. As a result, this excess has been charged to retained earnings, net of the applicable tax benefit.

     Included in the projected benefit obligation is an amount called the accumulated benefit obligation. The accumulated benefit obligation represents the actuarial present value of benefits attributed to employee service and compensation levels to date. At December 31, 1997, the accumulated benefit obligation was $2,427,136. The vested portion was $2,427,136.

     Plan expense for the years ended December 31, 1997, 1996 and 1995 is being accounted for per Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions" and includes the following components:

                                                  1997       1996       1995
                                                  ----       ----       ----

     Service cost-benefits earned
       during the year                         $    -          -          -
     Interest cost on projected
       benefit obligation                        178,138    182,316    155,007
     Net amortization and deferrals               15,605     69,931     51,647
                                                 -------    -------    -------
                                               $ 193,743    252,247    206,654
                                                 =======    =======    =======

17)  Officer, Director and Employee Plans
     ------------------------------------

     Stock Option Plans  In conjunction with the Conversion, the Company adopted
     ------------------
     an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a director's stock option plan for the benefit of outside directors of the Company. The number of options on shares of common stock authorized under the Employees' Plan was 321,600. As of December 31, 1997, 306,600 options had been granted at $6.67 per share. Options granted under the Employees' Plan are exercisable at a rate of 20% per year commencing June 23, 1993. During 1997, 64,618 options had been exercised under this Plan. As of December 31, 1997, stock options to purchase 57,730 shares remain outstanding in the Employees' Plan. The number of options on shares of common stock authorized under the Directors' Plan was 98,400. As of December 31, 1997, stock options to purchase 92,400 shares had been granted at a price of $6.67 per share and are exercisable immediately. During 1997, 18,600 options had been exercised under this Plan. As of December 31, 1997, stock options to purchase 15,200 shares remain outstanding in the Directors' Plan. The term of the options issued under both Plans expires ten years from the date of grant (June 23, 1992), or one year from the date of death, disability or retirement of the optionee. The following is an analysis of the stock option activity for each of the years in the three year period ended December 31, 1997 and the stock options outstanding at the end of the respective periods.

                                                             Exercise Price
                                                         ----------------------
     Options                         Number of Options   Per Share      Total
     -------                         -----------------   ---------   ----------
     Outstanding at January 1, 1995       284,063        $   6.67    $1,894,280
     Granted                                    0                             0
     Exercised                            (37,350)           6.67      (249,000)
                                          -------         -------     ---------

     Outstanding at December 31, 1995     246,713            6.67     1,645,280
     Granted                                    0
     Exercised                            (90,565)           6.67      (603,773)
                                          -------         -------     ---------

     Outstanding at December 31, 1996     156,148            6.67     1,041,507
     Granted                                    0
     Exercised                            (83,218)           6.67      (555,064)
                                          -------         -------     ---------

     Outstanding at December 31, 1997      72,930        $   6.67    $  486,443
                                          =======         =======     =========

     Exercisable at December 31, 1997      72,930        $   6.67    $  486,443
                                          =======         =======     =========

     Options available for future
       grants at December 1997             24,360
                                          =======

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company implemented SFAS No. 123 "Accounting for Stock-Based Compensation" during 1996. The Company will retain its current accounting method for its stock-based compensation plans. This statement will only result in additional disclosures for the Company, and as such, its adoption did not, nor is it expected to have, a material impact on the Company's financial condition or its results of operations.

     -------------------------------------------------

     Employee Stock Ownership Plan  In conjunction with the Conversion, the
     -----------------------------
     Association formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $2,240,000 from an unaffiliated third-party lender and purchased 336,000 common shares issued in the Conversion. The debt was assumed by the Company in 1994. The Association will make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan, which is comparable to unearned compensation, is reported as a reduction of stockholders' equity. Total contributions by the Association to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $289,198, $283,663 and $290,390 for the years ended December 31, 1997, 1996 and 1995 respectively.

     Association Recognition and Retention Plan  In conjunction with the
     ------------------------------------------
     Conversion, the Company formed an Association Recognition and Retention Plan ("RRP"), which was authorized to acquire 4% of the shares of common stock in the Conversion. The total shares authorized were awarded to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company.

     Subsequent to the Conversion, the entire balance of shares of common stock required to fund the RRP (168,000 shares) were purchased by the RRP trustees in the open market. The RRP trustees completed the purchase of the shares in the open market at prices ranging from a low of $8.00 to a high of $8.17 per share.

     The $1,353,178 contributed to the RRP is being amortized to compensation expense as the plan participants become vested in those shares. As of December 31, 1997, all of the shares had been awarded and vested, and the entire amount of deferred compensation expense had been recognized. For the years ended December 31, 1997, 1996 and 1995 respectively, $122,271, $244,543 and $244,543 had been amortized to expense.

18)  Income Taxes
     ------------

     The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

     Among the provisions of SFAS 109 which impact the Company is the tax treatment of bad debt reserves. SFAS 109 provides that a deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve since January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at December 31, 1997 includes approximately $4,358,000 for which no deferred federal income tax liability has been recognized.

     The provision for income taxes consists of the following:

                                               Years Ended December 31,
                                    --------------------------------------------
                                      1997              1996             1995
                                      ----              ----             ----
Current                           $2,002,428          1,098,891        1,937,573
Deferred (benefit)                    (7,076)           106,920          236,763
                                   ---------          ---------        ---------
                                  $1,995,352          1,205,811        2,174,336
                                   =========          =========        =========

     A reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                                      Years Ended December 31,
                                                    ---------------------------
                                                    1997        1996       1995
                                                    ----        ----       ----
Statutory federal income tax rate                   34.0%       34.0       34.0
State income taxes                                   2.3         2.2        3.4
Tax credits                                         (2.0)       (3.2)      (1.8)
Other                                               (1.6)       (1.5)      (3.2)
                                                    ----        ----       ----
Effective income tax rate                           32.7%       31.5       32.4
                                                    ====        ====       ====


     Deferred income tax expense (benefit) consists of the following tax effects of timing differences:

                                                  Years Ended December 31,
                                            -----------------------------------
                                               1997         1996         1995
                                               ----         ----         ----
Loan fees                                   $ 143,590      161,452      103,041
Compensation related expenses                 120,491      (52,470)      (4,836)
Depreciation                                   18,044       10,083      (17,564)
Book loan loss provision (in
excess of) less than tax deduction             (9,840)      (9,915)     137,055
Recapture of tax bad debt reserve            (262,523)        --           --
Other, net                                    (16,838)      (2,230)      19,067
                                             --------      -------      -------
                                            $  (7,076)     106,920      236,763
                                             ========      =======      =======

19)  Regulatory Capital Requirements
     -------------------------------

     Capital regulations require the Association to have a minimum regulatory tangible capital ratio equal to 1.5% of total adjusted assets, a minimum 3.0% core capital ratio, and an 8.0% risk-based capital ratio. In meeting the core, tangible and risk-based capital ratios, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     In determining compliance with the risk-based capital requirement, the Association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the Association's core capital. Supplementary capital of Southwest Federal Savings and Loan Association of Chicago is defined to include all of the Association's general loss allowances. The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight.

     At December 31, 1997 and 1996, the Association's regulatory equity capital was as follows:

                                              Tangible      Core     Risk-based
                                              Capital      Capital     Capital
                                             ----------  ----------  ----------
     December 31, 1997
     -----------------
     Stockholders' equity                  $ 32,783,473  32,783,473  32,783,473
     Non-includable subsidiary               (3,454,059) (3,454,059) (3,466,059)
     Unrealized gains on securities
      available for sale, net of taxes          (46,972)    (46,972)    (46,972)
     General loss allowances                       -           -        775,443
                                             ----------  ----------  ----------
     Regulatory capital computed             29,282,442  29,282,442  30,045,885
     Minimum capital requirement              5,357,000  10,714,000  17,391,000
                                             ----------  ----------  ----------
        Regulatory capital excess          $ 23,925,442  18,568,442  12,654,885
                                             ==========  ==========  ==========

     Computed capital ratio                        8.20%       8.20%      13.82%
     Minimum capital ratio                         1.50        3.00        8.00
                                                   ----        ----       -----
        Regulatory capital excess                  6.70%       5.20%       5.82%
                                                   ====        ====       =====

     December 31, 1996
     -----------------
     Stockholders' equity                  $ 30,715,043  30,715,043  30,715,043
     Non-includable subsidiary               (3,162,471) (3,162,471) (3,174,471)
     Unrealized losses on securities
      available for sale, net of taxes          634,089     634,089     634,089
     General loss allowances                       -           -        751,443
                                             ----------  ----------  ----------
     Regulatory capital computed             28,186,661  28,186,661  28,926,104
     Minimum capital requirement              5,565,000  11,131,000  14,728,000
                                             ----------  ----------  ----------
        Regulatory capital excess          $ 22,621,661  17,055,661  14,198,104
                                             ==========  ==========  ==========

     Computed capital ratio                        7.60%       7.60%      15.71%
     Minimum capital ratio                         1.50        3.00        8.00
                                                   ----        ----       -----
        Regulatory capital excess                  6.10%       4.60%       7.71%
                                                   ====        ====       =====

20)  Stockholders' Equity
     --------------------

     As part of the Conversion, the Association established a liquidation account for the benefit of all eligible depositors who continue to maintain their deposit accounts in the Association after conversion. In the unlikely event of a complete liquidation of the Association, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Association's capital stock. The Association may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Association to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

     The Association's capital exceeds all of the fully phased-in capital requirements imposed by FIRREA. OTS regulations generally provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, after prior notice but without the approval by the OTS, make capital distributions during the fiscal year of up to 100% of its net income to date during the fiscal year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the fiscal year. Any additional capital distributions would require prior regulatory approval.

     Unlike the Association, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the Company's source of funds for future dividends may depend upon dividends received by the Company from the Association.

21)  Financial Instruments with Off-Balance Sheet Risk
     -------------------------------------------------

     The Company is a party to various financial instruments with off-balance sheet risk in the normal course of business. These instruments include commitments to extend credit, credit enhancement agreements, and letters of credit. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements.

     Commitments to originate mortgage loans of $5,450,500 at December 31, 1997 represent amounts which the Association plans to fund within the normal commitment period of 60 to 90 days. Of this amount, $4,572,500 are in fixed rate commitments with rates ranging from 6.50% to 8.25%, and $878,000 are in adjustable rate commitments. In addition, the Association is committed to fund an additional $2,983,000 in loan participation purchases at adjustable rates. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Association adequately controls its credit risk on these commitments, as it does for loans recorded on the balance sheet. The Association conducts all of its lending activities in the Chicagoland area in which it serves. Management believes the Association has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

     The Company and the Association have approved, but unused, equity lines of credit of approximately $8,470,000 at December 31, 1997. Approval of lines of credit is based upon underwriting standards and limitations similar to conventional and construction lending. The Association is also committed to fund an additional investment of $284,000 in notes secured by adjustable rate mortgage loans issued by the Community Investment Corporation.

     The Association has issued outstanding letters of credit totaling approximately $3,410,000 to various municipalities regarding incomplete construction projects on which the Association had originated mortgage loans, or regarding builders with whom the Association has had long standing relationships.

     The Federal Home Loan Bank of Chicago has issued a standby letter of credit for $3,000,000 to the State of Illinois on behalf of the Association in order to secure a deposit of $3,000,000.

22)  Contingencies
     -------------

     The Association is, from time to time, a party to certain lawsuits arising in the ordinary course of its business, wherein it enforces its security interest. Management, based upon discussions with legal counsel, believes that the Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

23)  SAIF Special Assessment and its Impact on SAIF Insurance Premiums
     -----------------------------------------------------------------

     The deposits of savings associations, such as Southwest Federal Savings and Loan Association, are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

     The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Association at March 31, 1995. The one-time special assessment resulted in a charge to earnings of approximately $1,698,000 during the year ended December 31, 1996. The after-tax effect of this one-time charge to earnings totaled approximately $1,002,000. The legislation was intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits would be charged the same FDIC premiums beginning January 1, 1997. As of such date, deposit insurance premiums for highly rated institutions, such as the Association, have been substantially reduced.

     The Association, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation's ("FICO") obligations. The FICO assessment for SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.52 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

24)  Proposed Merger
     ---------------

     On December 16, 1997, the Board of Directors approved a definitive agreement to merge with Alliance Bancorp of Hinsdale, Illinois. Pursuant to the merger agreement, which is subject to shareholder and regulatory approval, each common share of Southwest Bancshares, Inc. common stock will be exchanged for 1.1981 shares of Alliance Bancorp common stock, subject to adjustment based on the current value of Alliance Bancorp common stock at the effective date. Concurrent with the execution of the definitive agreement, Southwest Bancshares, Inc. has granted Alliance Bancorp an option to purchase on amount of shares equal to 9.9% of its outstanding common stock, which option is exercisable in certain circumstances. The transaction is expected to close prior to June 30, 1998.

25)  Disclosures About the Fair Value of Financial Instruments
     ---------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents: For cash and interest-bearing deposits, the carrying amount is a reasonable estimate of fair value.

     U.S. Government and agency obligations: Fair values for securities are based on quoted market prices as published in financial publications.

     Mortgage-backed securities: Fair values for mortgage-backed securities are based on average quotes received from a third-party broker.

     Loans receivable: The fair values of fixed-rate one-to-four family residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. The fair values for other fixed-rate mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality. For adjustable-rate loans which reprice monthly and with no significant change in credit risk, fair values approximate carrying values.

     Other investments: Fair values for other investments are based on quoted market prices received from third-party sources.

     Investment in joint ventures: The Company's subsidiaries are partners in real estate ventures engaged primarily in the purchase of undeveloped land for improvement, and construction of residential or low-income housing properties for sale or investment. There are no quoted market prices for these venture interests and no stated rate of return. It is not practicable to estimate the fair value of the investment in these ventures because of the limited information available to the Company's subsidiaries and because of the significant cost involved to obtain an outside appraisal. These investments are being accounted for using the equity method.

     Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar original maturities.

     Borrowed money: Rates currently available to the Company for debt with similar terms and original maturities are used to estimate fair value of existing debt.

     Financial instruments with off-balance sheet risk: Fair values of the Company's off-balance sheet financial instruments, which consist of loan commitments and letters of credit, are based on fees charged to enter into these agreements. As the Company currently charges no fees on these instruments, no estimate of fair value has been made.

     ---------------------------------------------------------------------

     The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:

                                                       December 31, 1997
                                                   ---------------------------
                                                      Carrying         Fair
                                                       Amount         Value
                                                   -------------    ----------
     Financial assets:
       Cash and cash equivalents                  $   13,889,932     13,889,932
       U.S. Government and agency obligations,
         available for sale                           41,363,703     41,363,703
       Mortgage-backed securities,
         available for sale                           20,912,539     20,912,539
       Loans receivable, gross                       279,901,063    283,405,600
       Other investments, available for sale             650,384        650,384

     Financial liabilities:
       Deposits                                      283,053,058    283,381,700
       Borrowed money                                 33,850,000     34,058,000


                                                       December 31, 1996
                                                   ---------------------------
                                                      Carrying         Fair
                                                       Amount         Value
                                                   -------------    ----------
     Financial assets:
       Cash and cash equivalents                  $   11,679,587     11,679,587
       U.S. Government and agency obligations,
         available for sale                           46,591,063     46,591,063
       Mortgage-backed securities,
         available for sale                           32,840,347     32,840,347
       Loans receivable, gross                       273,636,429    272,772,800
       Other investments, available for sale           7,427,738      7,427,738

     Financial liabilities:
       Deposits                                      280,433,964    281,467,600
       Borrowed money                                 55,158,265     55,422,000

26)  Condensed Parent Company Only Financial Statements
     --------------------------------------------------

     The following condensed statements of financial condition, as of December 31, 1997 and 1996 and condensed statements of earnings and cash flows for the years ended December 31, 1997, 1996, and 1995 for Southwest Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                       Statements of Financial Condition
                       ---------------------------------

                                                         December 31,
                                                   ---------------------------
                                                       1997           1996
                                                       ----           ----
     Assets
     ------

     Cash and cash equivalents                    $  3,701,994        402,451
     Securities available for sale                   3,472,174      4,971,446
     Loans receivable                                3,850,584      4,713,515
     Equity investment in subsidiaries              32,483,333     31,704,547
     Prepaid expenses and other assets                 384,743         76,913
                                                    ----------     ----------

                                                    43,892,828     41,868,872
                                                    ==========     ==========

     Liabilities and Stockholders' Equity
     ------------------------------------

     Accrued taxes and other liabilities               200,052         64,378
     Borrowed money                                       -         1,000,000
     Common stock                                       44,634         44,377
     Additional paid-in capital                     29,068,681     28,595,067
     Retained earnings                              41,901,723     40,350,942
     Unrealized gain (loss) on securities,
       available for sale                               83,147         (3,102)
     Treasury stock                                (27,405,409)   (28,182,790)
                                                    ----------     ----------

                                                  $ 43,892,828     41,868,872
                                                    ==========     ==========




                            Statements of Earnings
                            ----------------------

                                                  Years Ended December 31,
                                             ---------------------------------
                                                1997        1996        1995
                                                ----        ----        ----

     Equity in earnings of subsidiaries     $ 3,778,787   2,298,262   3,989,933
     Interest and dividend income               663,113     802,521     901,223
     Interest expense                            (8,060)    (25,523)       -
     Fees and service charges                    15,300      38,650        -
     Gain on sale of investment securities
       available for sale                       210,605         375     113,694
     Loss on sale of mortgage-backed
       securities available for sale            (32,116)       -           -
     Non-interest expense                      (361,409)   (249,209)   (197,894)
     Provision for federal and state
       income taxes                            (155,594)   (237,215)   (275,392)
                                              ---------   ---------   ---------

     Net income                             $ 4,110,626   2,627,861   4,531,564
                                              =========   =========   =========

     --------------------------------------------------------------

                           Statements of Cash Flows
                           ------------------------

                                                     Years Ended December 31,
                                                  ----------------------------------
                                                     1997         1996        1995
                                                     ----         ----        ----

     Operating activities:
       Net income                                $ 4,110,626    2,627,861   4,531,564
       Equity in earnings of subsidiaries         (3,778,787)  (2,298,262) (3,989,933)
       Gain on sale of investment
         securities, available for sale             (210,605)        (375)   (113,694)
       Loss on sale of mortgage-backed
         securities, available for sale               32,116         -           -
       (Increase) decrease in accrued
         interest receivable                        (139,042)     (22,207)    123,283
       (Increase) decrease in prepaid
         taxes and other assets                       74,142      189,653      65,180
       Increase in accrued
         taxes and other liabilities                 135,674       27,773      23,509
                                                   ---------    ---------   ---------
     Net cash provided by
       operating activities                          224,124      524,443     639,909
                                                   ---------    ---------   ---------

     Investing activities:
       Proceeds from maturities of
         mortgage-backed securities,
         available for sale                           27,804      165,879     278,113
       Proceeds from maturities of
         investment securities, available
         for sale                                       -            -      4,000,000
       Proceeds from sales of investment
         securities, available for sale              340,364       45,375     778,875
       Proceeds from sales of
         mortgage-backed securities,
         available for sale                        1,455,778         -           -
       Purchase of investment securities,
         available for sale                             -            -       (250,000)
       Loan disbursements                           (243,343)  (1,610,147) (2,543,634)
       Loan repayments                             1,015,828    1,238,651     320,000
       Participation loans sold                       90,446      558,115     300,000
                                                   ---------    ---------   ---------
     Net cash provided by
       investing activities                        2,686,877      397,873   2,883,354
                                                   ---------    ---------   ---------

     Financing activities:
       Proceeds from exercise of
         stock options                               555,064      603,773     249,000
       Proceeds of borrowed money                       -       1,000,000        -
       Repayment of borrowed money                (1,000,000)        -           -
       Dividends paid on common stock             (2,041,625)  (1,995,943) (2,221,158)
       Payment in lieu of issuing
         fractional shares                              -            (867)       -
       Dividends received from subsidiary          3,000,000    6,000,000   8,000,000
       Purchase of treasury stock                   (124,897)  (8,010,942) (8,962,285)
                                                   ---------    ---------   ---------
     Net cash provided by (for)
       financing activities                          388,542   (2,403,979) (2,934,443)
                                                   ---------    ---------   ---------

     Net change in cash and cash
       equivalents                                 3,299,543   (1,481,663)    588,820
     Cash and cash equivalents at
       beginning of year                             402,451    1,884,114   1,295,294
                                                   ---------    ---------   ---------
     Cash and cash equivalents at
       end of year                               $ 3,701,994      402,451   1,884,114
                                                   =========    =========   =========

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         Pursuant to its Bylaws, the number of directors of the Company is set at seven (7) unless otherwise designated by the Board of Directors. Each of the seven members of the Board of Directors of the Company also presently serves as a director of the Association. Directors are elected for staggered terms of three years each, with a term of office of only one of the three classes of directors expiring each year. Directors serve until their successors are elected and qualified.

         The following table sets forth, as of February 25, 1998 the names of the directors and the Named Executive Officers, as defined below, as well as their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director of the Association, and the year in which their terms (or in the case of nominees, their proposed terms) as director of the Company expire. This table also sets forth the amount of Common Stock and the percent thereof beneficially owned by each director and Named Executive Officer and all directors and executive officers as a group as of February 25, 1998.


               Name and Principal                                        Expiration     Shares of Common       Ownership
              Occupation at Present                         Director     of Term as    Stock Beneficially     as a Percent
           and for the Past Five Years              Age     Since(1)      Director          Owned(2)           of  Class
           ---------------------------              ---     --------     ----------    ------------------     ------------
Directors:

Lawrence M. Cox...................................   67      1963           2000           108,131(3)            3.97%
Dr. Cox is Chairman of the Board of Directors of
the Company and the Association. Dr. Cox has
served as a director since 1963 and as Chairman
of the Board of the Association since 1990. Dr.
Cox is a physician in the private practice of
medicine.

Robert E. Lawler..................................   66      1990           2000            27,201(4)            1.00
Dr. Lawler has his own dental practice and is
the president of a dental corporation.

Richard E. Webber.................................   68      1959           1999           320,822(5)(6)        11.57
Mr. Webber is the President and Chief Financial
Officer of the Company and President and Chief
Executive Officer of the Association. He has
been President of the Association since 1970 and
Chief Executive Officer of the Association since
1959. Mr. Webber also serves as President, and
as a Director of Southwest Service Corporation
and Southwest Bancshares Development Corporation.

James W. Gee, Sr..................................   80      1953           1999            36,236(4)            1.33
Retired, Mr. Gee was the owner of a lumber and
hardware store.

Joseph A. Herbert.................................   73      1977           1999            44,201               1.62
Mr. Herbert is the owner of a photographic and
electronic supply business.

               Name and Principal                                   Expiration     Shares of Common     Ownership
              Occupation at Present                      Director   of Term as     Stock Beneficially  as a Percent
           and for the Past Five Years             Age   Since(1)    Director          Owned(2)          of Class
           ---------------------------             ---   --------   ----------     ------------------  ------------
Frank J. Muriello................................. 69      1988       1998               43,876           1.61%
Mr. Muriello owns his own real estate consulting
and appraisal firm and is Executive Director of
the Housing Authority of the Village of Oak
Park. Mr. Muriello also performs real estate
consulting and quality control appraisal
services for the Association.

Albert Rodrigues.................................. 69      1969       1998              101,920           3.75
Mr. Rodrigues retired as Executive Vice President
of the Association on December 31, 1993 and
remains as consultant to the Association, a
Director of the Company and the Association,
Executive Vice President and Director of Southwest
Service Corporation and Vice President and
Director of Southwest Bancshares Development
Corporation.

Named Executive Officers:
(who are not also directors)
----------------------------

Ronald D. Phares.................................. 63       --         --                42,229(6)        1.55
Mr. Phares has been Senior Vice President and
Chief Operations Officer of the Association
since September 1988.  Mr. Phares is also Vice
President and Investor Relations Officer of the
Company.

Mary A. McNally................................... 40       --         --                45,414(6)        1.67
Ms. McNally is the Corporate Secretary of the
Company, Vice President, Secretary and Chief
Lending Officer of the Association, and
Secretary of Southwest Service Corporation and
Southwest Bancshares Development Corporation.

Michael J. Gembara................................ 38       --         --                43,669(6)        1.61
Mr. Gembara is Vice President of the Company,
Vice President of Subsidiary Operations of the
Association and Vice President, Treasurer and
Director of Southwest Bancshares Development
Corporation and Vice President and Director of
Southwest Service Corporation.

Stock ownership of all directors and executive
officers of the Company as a group (14 persons).   --       --         --             1,004,885(7)(8)    36.05%


----------------------------
(1) Includes years of service as a director of the Company's predecessor, the Association.
(2) Each person or relative of such person whose shares are included herein exercises sole (or shared with spouse, relative or affiliate) voting or dispositive power as to the shares reported.
(3) Includes 6,500 shares subject to options which may be acquired by Dr. Cox under the Southwest Bancshares, Inc. 1992 Stock Option Plan for Outside Directors (the" Directors' Option Plan") which are currently exercisable.
(4) Includes 4,100 and 3,000 shares subject to options awarded to outside directors, Messrs. Lawler and Gee, respectively, which are currently exercisable under the Directors' Option Plan.
(5) Includes 53,700 shares with respect to Mr. Webber which may be acquired through the exercise of stock options granted under the Southwest Bancshares, Inc. 1992 Incentive Stock Option Plan ("Incentive Option Plan").
(6) Includes 23,625, 15,277, 13,131 and 13,926 shares allocated to Messrs. Webber and Phares, Ms. McNally and Mr. Gembara, respectively, under the Association's ESOP.
(7) Includes 37,527 shares held by the Association's Retirement Plan over which Messrs. Eckert and Olson, employees of the Company, as co-trustees, have shared voting or dispositive power as to the shares reported.
(8) Includes 13,600 shares subject to options under the Directors' Option Plan, and 105,834 shares allocated to executive officers under the ESOP. Includes 53,700 shares with respect to all executive officers which may be acquired through the exercise of stock options granted under the Incentive Option Plan.

Meetings of the Board and Committees of the Board

         The Board of Directors conducts its business through meetings of the Board and through activities of its committees. The Board of Directors meets monthly and may have additional meetings as needed. During fiscal 1997, the Board of Directors of the Company held twelve regular meetings and five special meetings. All of the directors of the Company attended at least 75% in the aggregate of the total number of the Company's board meetings held and committee meetings on which such directors served during 1997. The Board of Directors of the Company maintains committees, the nature and composition of which are described below:

         Audit Committee. The Audit Committee of the Company and Association consists of all outside directors: Messrs. Cox, Gee, Herbert, Lawler, Muriello and Rodrigues. The purpose of the Audit Committee is to review the Association's budgets and audit performance and evaluate policies and procedures relating to the auditing functions and controls. This committee also selects the independent auditors. The committee met twice in 1997.

         Nominating Committee. The Company's Nominating Committee for the 1998 Annual Meeting consists of the Board of Directors. The Nominating Committee considers and recommends the nominees for director to stand for election at the Company's Annual Meeting of Stockholders. The Company's Bylaws provide for stockholder nominations of directors. These provisions require such nominations to be made pursuant to timely written notice to the Secretary of the Company. The stockholders' notice of nominations must contain all information relating to the nominee which is required to be disclosed by the Company's Bylaws and by the Exchange Act. The Nominating Committee met once in fiscal 1997.

Directors' Compensation

         Directors' Fees and Real Estate Consulting Fees. The directors of the Association receive a retainer of $1,100 per month and $600 for each Association meeting attended and directors of the Company receive $100 for each Company meeting attended. The Chairman of the Board receives an additional $300 for each Association meeting conducted and $50 for each Company meeting conducted. Directors of SBDC receive $100 for each meeting attended and the directors of SSC receive $350 per month. Mr. Muriello received $5,200 for real estate appraisal reviews and consulting services performed during 1997. Mr. Rodrigues received $24,000 for real estate consulting services for the year ended December 31, 1997.

         Directors' Option Plan. Under the Directors' Option Plan, each outside director was granted, effective June 23, 1992, not accounting for the stock split, options to purchase 8,400 shares of Common Stock at an exercise price of $10.00 per share. The Chairman of the Board received, not accounting for the stock split, options to purchase 28,000 shares of Common Stock. Each person who is first elected as an outside director subsequent to June 23, 1992 (referred to herein as a subsequent outside director) will be granted options to purchase 1,500 shares of Common Stock at the fair market value on the date of the grant, if available. Options granted to outside directors are exercisable immediately.

         Association Recognition and Retention Plan and Trust. Under the RRP, each outside director was awarded, effective June 23, 1992, not accounting for the stock split, 5,400 shares of Common Stock, except for the Chairman who was granted 10,800 shares of Common Stock. Each subsequent outside director will be granted 1,500 shares of Common Stock as of the effective date of such election. Outside directors will earn shares awarded to them at a rate of 20% per year commencing one year from the effective date of the grant. In accordance with the RRP, dividends are paid on shares awarded or held in the RRP. As of December 31, 1997, all shares have been fully earned.

Item 11.  Executive Compensation.
--------------------------------

         Summary Compensation Table. The following table shows, for the fiscal years ending December 31, 1997, 1996 and 1995, the cash compensation as well as certain other compensation paid or accrued for those years, paid by the Association, to the President and those executive officers of the Company who received an amount in salary and bonus in excess of $100,000 in 1997 (the "Named Executive Officers"). The Company does not pay any cash compensation.


                             Annual Compensation                     Long-Term Compensation
                      -------------------------------------   ------------------------------------
                                                                       Awards             Payouts
                                                              ------------------------    --------
                                                   Other      Restricted    Securities                 All
                                                   Annual       Stock       Underlying      LTIP       Other
    Name and                   Salary    Bonus    Compensa-     Awards       Options/      Payouts    Compen-
Principal Position    Year     ($)(1)     ($)     tion($)(2)    ($)(3)      SARs (#)(4)    ($)(5)     sation($)
------------------    ----     ------    -----    ----------  ----------    -----------    -------    ---------
Richard E. Webber     1997    $277,500 $110,417       --          --            --           None    $257,257(6)
President, Chief      1996     277,000  110,417                                              None      67,123
Executive Officer     1995     277,000  104,417                                              None      70,097
and Director

Ronald D. Phares      1997     100,000   16,167       --          --            --           None      78,178(6)
Senior Vice           1996     100,000   16,167                                              None      49,168
President             1995      90,500   19,771                                              None      48,682

Mary A. McNally       1997      81,000   22,875       --          --            --           None      69,537(6)
Vice President and    1996      81,000   22,875                                              None      43,679
Secretary             1995      72,000   29,000                                              None      43,971

Michael J. Gembara    1997      83,400   33,050       --          --            --           None      74,238(6)
Vice President        1996      83,400   33,050                                              None      46,599
                      1995      71,400   40,750                                              None      46,462

------------------------------------------
(1) Includes directors' fees for Mr. Webber for serving as director of the Company, Association, SBDC and SSC and for Mr. Gembara for serving as director of SBDC and SSC.
(2) For 1997, 1996 and 1995, there were no: (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market or preferential earnings on deferred compensation;
    (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.
(3) At December 31, 1997, Messrs. Webber and Phares, Ms. McNally and Mr. Gembara had become fully vested in all shares awarded to them pursuant to the RRP.
(4) The Company maintains an Incentive Option Plan. See "Incentive Stock Option Plan".
(5) For 1997, 1996 and 1995 the Company did not maintain a long-term incentive plan and, therefore, there were no payments or awards under any long-term incentive plan.
(6) Includes $109,629, $78,034, $69,347 and $74,048 contributed by the
    Association pursuant to the ESOP and allocated respectively for the benefit of Messrs. Webber and Phares, Ms. McNally and Mr. Gembara for fiscal 1997 including dividends credited to their accounts. Includes $1,026, $144, $190 and $190 attributable to payment of dividends and interest earned on plan shares under the RRP to Messrs. Webber and Phares, Ms. McNally and Mr. Gembara, respectively. Includes a distribution to Mr. Webber in the amount of $146,602 from his Supplemental Executive Retirement Plan paid in fiscal 1997. See "--Supplemental Executive Retirement Plan".

         Employment Agreement. The Association entered into an employment agreement with Mr. Webber in 1988, which was amended in 1993. Mr. Webber's employment agreement with the Association provides for a three-year term. The Board of Directors reviews the agreement annually and may extend the remaining term of the agreement for an additional one-year period. The agreement provides that the base salary for Mr. Webber will be reviewed annually. In 1997, Mr. Webber's base salary was $250,000 (the "Base Salary").

         In addition to the Base Salary, the agreement provides for, among other things, disability pay and other fringe benefits. The agreement provides for termination by the Association for cause at any time. In the event the Association chooses to terminate Mr. Webber's employment for reasons other than for cause, or in the event of Mr. Webber's resignation from the Association upon: (i) a material change in Mr. Webber's functions, duties or responsibilities, or relocation of his principal place of employment; (ii) liquidation, dissolution, consolidation, reorganization or merger in which the Association or the Company is not the resulting entity; (iii) failure to reelect Mr. Webber to his current office or Board duties; or (iv) a breach of the agreement by the Association or the Company, Mr. Webber, or in the event of death, his beneficiary, would be entitled to severance pay in an amount equal to the greater of his remaining salary payments under the agreement or the highest annual Base Salary, including other cash compensation and bonuses received by Mr. Webber during the term of the agreement and the amount of any benefits received pursuant to any employee benefit plans, on behalf of Mr. Webber, maintained by the Association during the term of the agreement; provided, however, that if the Association is not in compliance with its minimum capital requirements or if such payments would cause the Association's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Association is in capital compliance. The Association would also cause to be continued life, health and disability coverage substantially identical to the coverage maintained by the Association for Mr. Webber prior to his termination. Such coverage shall cease upon the expiration of the remaining term of the agreement. The agreement also provides for certain benefits to be paid upon disability or retirement, including a severance payment equal to one-half of Mr. Webber's base salary, bonuses and any other cash compensation in the event of retirement.

         If termination, voluntary or involuntary, follows a change in control of the Association or the Company, Mr. Webber or, in the event of his subsequent death, his beneficiary, would be entitled to a severance payment in an amount equal to the immediately preceding year's base salary plus the compensation that Mr. Webber would have received during the remaining term of the agreement subject to the limitation discussed below. The Association and the Company would also continue Mr. Webber's life, medical and disability coverage substantially identical to the coverage maintained by the Association for Mr. Webber prior to his termination. Such coverage shall cease upon the expiration of thirty-six
(36) months. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of the Association's or the Company's Common Stock during the term of the agreement or a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Association or the Company or similar transaction in which the Association or the Company is not the resulting entity, or contested election of directors which results in a change of a majority of the Board of Directors.

         The agreement contains a provision to the effect that in the event of a change in control the aggregate payments under the agreement shall not constitute an excess parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended, (the "Code"), which imposes an excise tax on the recipient and denial of the deduction for such excess amount to the employer. Such provision provides that the payments under the agreement shall be reduced to one dollar below the amount which would trigger an excise tax under
Section 280G.

         In the event of a change in control, based upon the past fiscal year's salary and fees, Mr. Webber would receive approximately $1.3 million in severance payments in addition to other non-cash benefits provided for under the agreement. In addition, any outstanding options under the Incentive Option Plan and any awards under the RRP will vest immediately upon a change in control.

         The Association has entered into a Supplemental Stock Bonus Retirement Agreement with Mr. Webber to provide him with stock benefits in the event that he retires prior to the expiration of the ESOP's term loan. The purpose of the Agreement is to compensate him for his experience and expertise by providing him with benefits he would have received under the ESOP had he remained with the Association until all vested shares held in the ESOP suspense account for his benefit were fully allocated.

         Incentive Stock Option Plan. The Company maintains the Incentive Stock Option Plan, which provides discretionary awards to officers and key employees as determined by a committee. The following table shows options exercised by the Named Executive Officers during 1997, including the aggregate value of gains on the date of exercise. In addition, the table provides information with respect to the number of shares of Common Stock represented by outstanding stock options held by the Named Executive Officers as of December 31, 1997. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

               Aggregate Option/SAR Exercises in Last Fiscal Year
                and Fiscal Year-End Option/SAR Value(1)(2)(3)(4)

                             Shares                             Number of Securities Underlying    Value of Unexercised in-the-money
                           Acquired on           Value            Unexercised Options/SARs at        Options/SARs at Fiscal Year-
        Name               Exercise(#)       Realized ($)(5)         Fiscal Year End(#)(6)                    End ($)(7)
---------------------     -------------      ---------------     -------------------------------   --------------------------------
                                                                 Exercisable      Unexercisable      Exercisable     Unexercisable
                                                                 -----------      --------------   --------------    ---------------
Richard E. Webber....       15,000              $282,450            53,700             --             $1,239,396           --
Ronald D. Phares.....        1,680                23,654              --               --                  --              --
Mary A. McNally......        1,680                32,474              --               --                  --              --
Michael J. Gembara...        3,360                44,579              --               --                  --              --

------------------------------------

(1) Options granted pursuant to the Incentive Option Plan became exercisable in equal installments commencing on June 23, 1993 at a rate of 20% of the original amount awarded per year. The options become exercisable upon a change in control as defined under the "Employment Agreement". In addition, vesting of non-statutory options may be accelerated by the committee.
(2) The purchase price may be made in whole or in part through the surrender of previously held shares of Common Stock at the fair market value of such shares on the date of surrender.
(3) Under limited circumstances, such as death, disability or normal retirement of an employee, the employee (or his beneficiary) may request that the Company, in exchange for the employee's surrender of an option, pay to the employee (or beneficiary), the amount by which the fair market value of the common stock exceeds the exercise price of the option on the date of the employee's termination of employment. It is within the Company's discretion to accept or reject such a request.
(4) Options are subject to limited (SAR) rights pursuant to which the options may be exercised in the event of a change in control of the Company. Upon the exercise of a limited right, the optionee would receive a cash payment equal to the difference between the exercise price of the related option on the date of grant and the fair market value of the underlying shares of Common Stock on the date the limited right is exercised.
(5) Based on the market value of the Common Stock as of the date of exercise, minus the exercise price.
(6) The options in this table have an exercise price of $6.67.
(7) The price of the Common Stock on December 31, 1997 was $29.75.


         Defined Benefit Plan. The Association maintains the Southwest Federal Savings and Loan Association of Chicago Retirement Plan (the "Retirement Plan"), for the benefit of eligible employees of the Association. The Retirement Plan is a noncontributory defined benefit pension plan. The following table sets forth the estimated annual benefits payable upon retirement at age 65 in calendar year 1997, expressed in the form of a single life annuity, for the final average salary and benefit service classifications specified.


                                          Years of Benefit Service at Retirement (1)(2)
                                          ---------------------------------------------
              Average Salary                  15       20       25       30       35
----------------------------------------  --------- -------- -------- -------- --------
                $ 25,000                    $6,743   $8,990   $11,238  $13,485  $15,733
                  50,000                    13,485   17,980    22,475   26,970   31,465
                  75,000                    20,228   26,970    33,713   40,455   47,198
                 100,000                    26,970   35,960    44,950   53,940   62,930
                 160,000(3)                 43,153   57,537    71,921   86,306  100,690

--------------------------
(1) The compensation utilized for formula purposes includes the salary reported in the "Summary Compensation Table".
(2) The benefit amounts shown in this table are on a life only basis and are not subject to any deductions for social security benefits or other offset amounts.
(3) Maximum allowable salary in 1997.

         The following table sets forth the years of credited service (i.e., benefit service) as of December 31, 1997 for each of the individuals named in the Summary Compensation Table.


                                                    Credited Service
                                                    ----------------
                                                          Years
                                                    ----------------
                 Richard E. Webber(1)                      38
                 Ronald D. Phares                           9
                 Mary A. McNally                           20
                 Michael J. Gembara                        14

-------------------------
(1) Mr. Webber took an in-service distribution of his retirement benefit in January 1997.

         Supplemental Executive Retirement Plan. In 1988, the Association entered into a Supplemental Executive Retirement Plan (the "SERP") with Mr. Webber. The officer becomes vested at a rate equal to 10% for each year of service, but becomes fully vested upon death, disability or attainment of normal retirement age. The SERP is an unfunded plan; however, the Association intends to use a portion of the cash surrender value of the key employee life insurance policy purchased by the Association to provide payment to Mr. Webber, with retirement or death benefits payable beginning at his retirement or death with fixed payments for fifteen years. In the event Mr. Webber terminates employment prior to retirement, limited benefits will be paid to him. In 1994, the Association contributed $486,938 for the payment of the premiums on the policy and no further payments are required. The Association is both the owner and the beneficiary of such policy.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock on the Record Date, as disclosed in certain reports regarding such ownership filed with the Company and with the (SEC), in accordance with Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") by such persons and groups. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the Common Stock as of February 25, 1998. Information regarding the share ownership of Directors and Named Executive Officers is filed as part of this report under Part III,
Item 10.

                       Name and Address of Beneficial                             Percent
   Title of Class                  Owner                   Number of Shares       of Class
-------------------   ----------------------------------- -------------------    ----------
Common Stock          Southwest Federal Savings and Loan      328,159(1)            12.06%
                      Employee  Stock  Ownership Plan
                      and Trust ("ESOP")
                      4062 Southwest Highway
                      Hometown, Illinois  60456

Common Stock          Richard E. Webber                       320,822(2)            11.57
                      4062 Southwest Highway
                      Hometown, IL 60456

--------------------------------------
(1) The ESOP Committee of the Board of Directors administers the ESOP. The ESOP Committee may instruct the ESOP Trustee regarding investment of funds contributed to the ESOP. The ESOP Trustee subject to its fiduciary duty must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. As of February 25, 1998, 280,159 shares have been allocated to participants' accounts. Under the ESOP, unallocated shares held in the suspense account will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of Employee Retirement Income Security Act of 1974, as amended (the "ERISA").
(2) Based upon information filed in Amendment No. 5 to Schedule 13D filed by Richard E. Webber on June 27, 1997 and subsequent transactions through February 25, 1998.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

         All loans made by the Association to its executive officers and directors were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

(a)       The following documents are filed as a part of this report:

          (1) The following Consolidated Financial Statements of the
              Company are filed as part of this report under Part II, Item 8.

              Independent Auditors' Report....................................49

              Consolidated Statements of Financial
              Condition as of December 31, 1997 and 1996......................50

              Consolidated Statements of Earnings
              for the Years Ended December 31, 1997,
              1996 and 1995...................................................51

              Consolidated Statements of Changes in
              Stockholders' Equity for Three Years Ended
              December 31, 1997...............................................52

              Consolidated Statements of Cash Flows for
              the Years Ended December 31, 1997,
              1996 and 1995...................................................53


          (2) Notes to Consolidated Financial Statements......................54

          (3) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (4) Exhibits

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

                   10.1 Amended and Restated Employment Agreement between the Association and Richard E. Webber*

                   10.2 Supplemental Stock Bonus Retirement Agreement between the Association and Richard E. Webber and the Association and Albert Rodrigues*

                   10.3(a) Form of Recognition and Retention Plan and Trust**

                       (b) Amendments to Recognition and Retention Plan and
                           Trust***

                   10.4    Incentive Stock Option Plan**
                   10.5    Stock Option Plan for Outside Directors**
                   21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary Activities"
                   23.0 Consent of Cobitz, VandenBerg & Fennessy (filed herewith)
                   27.0    Financial Data Schedule  (filed herewith)

* Incorporated herein by reference to the Exhibits to Form S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on March 13, 1992 and April 24, 1992, respectively, Registration No. 33-46409.
** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Stockholders filed on September 11, 1992.
*** Incorporated herein by reference to Exhibit 10.3(b) of Form 10-K for the year ended December 31, 1994.

              (b) Reports on Form 8-K

                  On December 30, 1997, the Company filed a report on Form 8-K, reporting under Item 5 the entrance into a definitive Agreement and Plan of Merger between the Company and Alliance Bancorp. The Agreement and Plan of Merger was filed as an exhibit at Item 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SOUTHWEST BANCSHARES, INC.


                                  By: /s/ Richard E. Webber
                                      --------------------------------
                                  Richard E. Webber
DATED: March 26, 1998             President, Chief Financial
                                  Officer and Director
                                  (Principal Executive Officer,
                                  Principal Financial Officer
                                  and Principal Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Name                            Title                                  Date
         ----                            -----                                  ----
/s/ Richard E. Webber                    President, Chief Financial             March 26, 1998
-----------------------------            Officer and Director
Richard E. Webber                        (Principal Executive Officer,
                                         Principal Financial Officer
                                         and Principal Accounting Officer)

/s/ Lawrence M. Cox                      Chairman of the Board of               March 26, 1998
-----------------------------            Directors
Lawrence M. Cox

/s/ Albert Rodrigues                     Director                               March 26, 1998
-----------------------------
Albert Rodrigues

/s/ James W. Gee, Sr.                    Director                               March 26, 1998
-----------------------------
James W. Gee, Sr.

/s/ Joseph A. Herbert                    Director                               March 26, 1998
-----------------------------
Joseph A. Herbert

/s/ Robert E. Lawler, D.D.S.             Director                               March 26, 1998
-----------------------------
Robert E. Lawler, D.D.S.

/s/ Frank J. Muriello                    Director                               March 26, 1998
-----------------------------
Frank J. Muriello