Form 10-K405/A
period 1997-12-31
SOUTHWEST BANCSHARES INC /NEW/
filed 1998-04-15
CIK 885942

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A-1

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

     As of March 31, 1998, the Registrant had 2,787,585 shares outstanding (excluding treasury shares).

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



                             Annual Compensation                     Long-Term Compensation
                      -------------------------------------   ------------------------------------
                                                                       Awards             Payouts
                                                              ------------------------    --------
                                                   Other      Restricted    Securities                 All
                                                   Annual       Stock       Underlying      LTIP       Other
    Name and                   Salary    Bonus    Compensa-     Awards       Options/      Payouts    Compen-
Principal Position    Year     ($)(1)     ($)     tion($)(2)    ($)(3)      SARs (#)(4)    ($)(5)     sation($)
------------------    ----     ------    -----    ----------  ----------    -----------    -------    ---------
Richard E. Webber     1997    $277,500 $110,417       --          --            --           None    $257,257(6)
President, Chief      1996     277,000  110,417                                              None      67,123
Executive Officer     1995     277,000  104,417                                              None      70,097
and Director

Ronald D. Phares      1997     100,000   16,167       --        21,000          --           None      78,178(6)
Senior Vice           1996     100,000   16,167                                              None      49,168
President             1995      90,500   19,771                                              None      48,682

Mary A. McNally       1997      81,000   22,875       --        10,500          --           None      69,537(6)
Vice President and    1996      81,000   22,875                                              None      43,679
Secretary             1995      72,000   29,000                                              None      43,971

Michael J. Gembara    1997      83,400   33,050       --        10,500          --           None      74,238(6)
Vice President        1996      83,400   33,050                                              None      46,599
                      1995      71,400   40,750                                              None      46,462

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

(3) At December 31, 1997, Messrs. Webber and Phares, Ms. McNally and Mr. Gembara had become fully vested in all shares awarded to them in 1992 pursuant to the RRP. A portion of the remaining shares under the RRP were awarded to Mr. Phares (1,000 shares), Ms. McNally (500 shares) and Mr. Gembara (500 shares) on September 23, 1997, which shares had a market value of $29,750, $14,875, and $14,875, respectively, as of December 31, 1997. The dollar amounts in the table represent the market values of such shares on the date of grant. Such awards were vested immediately.
(4) The Company maintains an Incentive Option Plan. See "Incentive Stock Option Plan".
(5) For 1997, 1996 and 1995 the Company did not maintain a long-term incentive plan and, therefore, there were no payments or awards under any long-term incentive plan.
(6) Includes $109,629, $78,034, $69,347 and $74,048 contributed by the
    Association pursuant to the ESOP and allocated respectively for the benefit of Messrs. Webber and Phares, Ms. McNally and Mr. Gembara for fiscal 1997 including dividends credited to their accounts. Includes $1,026, $144, $190 and $190 attributable to payment of dividends and interest earned on plan shares under the RRP to Messrs. Webber and Phares, Ms. McNally and Mr. Gembara, respectively. Includes a distribution to Mr. Webber in the amount of $146,602 from his Supplemental Executive Retirement Plan paid in fiscal 1997. See "--Supplemental Executive Retirement Plan".

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



         Defined Benefit Plan. The Association maintains the Southwest Federal Savings and Loan Association of Chicago Retirement Plan (the "Retirement Plan"), for the benefit of eligible employees of the Association. The Retirement Plan is a noncontributory defined benefit pension plan. The following table sets forth the estimated annual benefits payable upon retirement at age 65 in calendar year 1997, expressed in the form of a single life annuity, for the final average salary and benefit service classifications specified. On January 14, 1997, Mr. Webber received a distribution of $1.1 million under the Retirement Plan.


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


                                  SOUTHWEST BANCSHARES, INC.


                                  By: /s/ Richard E. Webber
                                      --------------------------------
                                  Richard E. Webber
DATED: April 15, 1998             President, Chief Financial
                                  Officer and Director
                                  (Principal Executive Officer,
                                  Principal Financial Officer
                                  and Principal Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



         Name                            Title                                  Date
         ----                            -----                                  ----
/s/ Richard E. Webber                    President, Chief Financial             April 15, 1998
-----------------------------            Officer and Director
Richard E. Webber                        (Principal Executive Officer,
                                         Principal Financial Officer
                                         and Principal Accounting Officer)

/s/ Lawrence M. Cox                      Chairman of the Board of               April 15, 1998
-----------------------------            Directors
Lawrence M. Cox

/s/ Albert Rodrigues                     Director                               April 15, 1998
-----------------------------
Albert Rodrigues

/s/ James W. Gee, Sr.                    Director                               April 15, 1998
-----------------------------
James W. Gee, Sr.

/s/ Joseph A. Herbert                    Director                               April 15, 1998
-----------------------------
Joseph A. Herbert

/s/ Robert E. Lawler, D.D.S.             Director                               April 15, 1998
-----------------------------
Robert E. Lawler, D.D.S.

/s/ Frank J. Muriello                    Director                               April 15, 1998
-----------------------------
Frank J. Muriello