Form 10-Q
period 1998-03-31
SOUTHWEST BANCSHARES INC /NEW/
filed 1998-05-15
CIK 885942

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended March 31, 1998.


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


               (1)   Yes    X      No
                        ---------    ----------

               (2)   Yes    X      No
                        ---------    ----------


               As of May 5, 1998, the Registrant had 2,787,585 shares of Common Stock outstanding.

                           SOUTHWEST BANCSHARES, INC.


                                   Form 10-Q
                                     Index
                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet as of
         March 31, 1998 and December 31, 1997..................        3

         Consolidated Income Statement
         for the three months ended
         March 31, 1998 and March 31, 1997.....................        4

         Consolidated Statement of Changes
         in Stockholders' Equity for three
         months ended March 31, 1998...........................        5

         Consolidated Statement of Cash
         Flows for the three months ended
         March 31, 1998 and March 31, 1997.....................        6

         Notes to Consolidated Financial Statements............      7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........     9-15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.....................................     9-15
         See Item 2

PART II. OTHER INFORMATION.....................................       16

         Signatures............................................       17

                       SOUTHWEST BANCSHARES, INC.
                       CONSOLIDATED BALANCE SHEET
                             (In Thousands)

                                                                                 March 31,       December 31,
                                                                                    1998             1997
                                                                              ---------------   ---------------
                                                                                 (UNAUDITED)       (AUDITED)
ASSETS:
       Cash and amounts due from depository institutions ...................   $       6,945             7,399
       Interest-bearing deposits ...........................................          27,916             6,491
       U.S. Government and agency obligations, available for sale...........          38,319            41,364
       Mortgage-backed securities, available for sale ......................          22,959            20,912
       Loans receivable, net ...............................................         275,289           270,592
       Foreclosed real estate ..............................................               0                 0
       Stock in Federal Home Loan Bank of Chicago ..........................           2,734             2,734
       Other investments, available for sale ...............................             410               650
       Investment in joint ventures ........................................           7,857             7,615
       Accrued interest receivable .........................................           2,182             2,190
       Office property and equipment, net ..................................           2,836             2,907
       Prepaid expenses and other assets ...................................           5,515             5,429
                                                                              ---------------   ---------------
                 Total assets ..............................................   $     392,962           368,283
                                                                              ===============   ===============

LIABILITIES:
       Deposits ............................................................   $     307,280           283,053
       Borrowed Money ......................................................          33,850            33,850
       Advance payments by borrowers for taxes and insurance ...............           1,531             2,684
       Other liabilities ...................................................           4,640             4,666
                                                                              ---------------   ---------------
                 Total liabilities .........................................         347,301           324,253
                                                                              ---------------   ---------------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; authorized
         1,000,000 shares; none outstanding ................................               0                 0
       Common stock, $.01 par value; authorized
         5,000,000 shares; issued 4,463,358 shares
         and outstanding 2,787,585 shares at March 31, 1998
         and 2,714,655 shares at December 31, 1997 .........................              45                45
       Additional paid-in capital ..........................................          30,432            29,800
       Retained earnings, substantially restricted .........................          41,764            41,780
       Unrealized gain (loss) on available for sale securities .............             (77)              130
       Treasury stock, at cost (1,675,773 shares at March 31, 1998
         and 1,748,703 shares at December 31, 1997) ........................         (26,263)          (27,405)
       Common stock acquired by Employee Stock
         Ownership Plan ....................................................            (240)             (320)

                                                                              ---------------   ---------------
                 Total stockholders' equity ................................          45,661            44,030
                                                                              ---------------   ---------------
                 Total liabilities and stockholders' equity ................   $     392,962           368,283
                                                                              ===============   ===============


See notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                (In Thousands)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        --------------------------------
                                                                            1998                1997
                                                                        ------------        ------------
Interest Income:
      Interest on loans............................................... $      5,686               5,650
      Interest on mortgage-backed securities..........................          338                 535
      Interest on investment securities...............................          541                 725
      Interest on other financial assets..............................          425                  93
      Dividends on FHLB stock.........................................           45                  52
                                                                        ------------        ------------
              Total interest income...................................        7,035               7,055
                                                                        ------------        ------------

Interest Expense:
      Interest on deposits............................................        3,431               3,198
      Interest on borrowings..........................................          564                 814
                                                                        ------------        ------------
              Total interest expense..................................        3,995               4,012
                                                                        ------------        ------------

Net interest income before provision for loan losses..................        3,040               3,043
Provision for loan losses.............................................            6                   6
                                                                        ------------        ------------
Net interest income after provision for loan losses...................        3,034               3,037
                                                                        ------------        ------------

Non-interest Income:
      Fees and service charges........................................           40                  52
      Insurance commissions...........................................           36                  40
      Income from joint ventures......................................          241                 102
      Gain on sale of securities available for sale...................          178                  15
      Gain (loss) on sale of real estate owned (net)..................            0                  (4)
      Miscellaneous income............................................          110                  77
                                                                        ------------        ------------
              Total non-interest income...............................          605                 282
                                                                        ------------        ------------

Non-interest Expense:
      Compensation, employee benefits and related expenses............          963               1,087
      Advertising and promotion.......................................           28                  26
      Occupancy and equipment expense.................................          300                 303
      Data processing.................................................          131                  77
      Insurance premiums..............................................          107                 108
      Legal, audit and examination services...........................          107                  55
      Other operating expenses........................................          170                 146
                                                                        ------------        ------------
              Total non-interest expense..............................        1,806               1,802
                                                                        ------------        ------------

Income before income taxes............................................        1,833               1,517
Provision for federal and state income taxes..........................          648                 521
                                                                        ------------        ------------
Net income............................................................ $      1,185                 996
                                                                        ============        ============

Net income per share (Basic).......................................... $       0.43                0.38
Net income per share (Diluted)........................................ $       0.43                0.36
Dividends declared per common share................................... $       0.20                0.19

See notes to consolidated financial statements.

                          SOUTHWEST BANCSHARES, INC.

           Consolidated Statement of Changes in Stockholders' Equity
                       Three Months Ended March 31, 1998
                                (In Thousands)
                                  (Unaudited)



                                                                                  Accumulated                    Common
                                                        Additional                   Other                       Stock
                                             Common      Paid-in      Retained   Comprehensive     Treasury     Acquired
                                             Stock       Capital      Earnings       Income          Stock      by ESOP      Total
                                            ========================================================================================

Balance at December 31, 1997.........        $  45        29,800        41,902            8         (27,405)     (320)       44,030

Comprehensive income:
  Net Income.........................          ---           ---         1,185          ---             ---       ---         1,185
  Adjustment of securities
    available for sale to fair
    value, net of tax effect.........          ---           ---           ---         (207)            ---       ---          (207)
                                            ----------------------------------------------------------------------------------------
Comprehensive income.................          ---           ---         1,185         (207)            ---       ---           978

Exercise of stock options............          ---           ---          (657)         ---           1,142       ---           485
Tax benefit related to
  employee stock plans...............          ---           632           ---          ---             ---                     632
Contribution to fund ESOP loan.......                                                                              80            80
Payment of dividends.................          ---           ---          (544)         ---             ---       ---          (544)
                                            ----------------------------------------------------------------------------------------
Balance at March 31, 1998............        $  45        30,432        41,886         (199)        (26,263)     (240)       45,661
                                            ========================================================================================

                             SOUTHWEST BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In Thousands)

                                                                                            Three Months Ended March 31,
                                                                                           -------------------------------
                                                                                               1998              1997
                                                                                           -------------------------------
Cash flows from operating activities:                                                        (UNAUDITED)       (UNAUDITED)
        Net income.....................................................................   $       1,185               996
        Adjustments to reconcile net income to net cash from operating activities:
            Depreciation...............................................................              91                99
            Amortization of cost of stock benefit plans................................              80               141
            Net loss on sale of mortgage-backed securities, available for sale.........               0                32
            Net gain on sale of investment securities, available for sale..............            (178)              (47)
            Net loss on sale of foreclosed real estate.................................               0                 4
            Provision for loan losses-net..............................................               6                 6
            Decrease in prepaid and deferred federal and state income taxes............             726               517
            Decrease in accrued interest receivable....................................               8               (92)
            Increase in accrued interest payable.......................................              43                23
            Increase in other assets...................................................             (35)             (257)
            Decrease in other liabilities..............................................             (69)              104
                                                                                           -------------     -------------
Net cash provided by operating activities..............................................           1,857             1,526
                                                                                           -------------     -------------
Cash flows from investing activities:
        Purchase of mortgage backed securities, available for sale.....................          (2,883)                0
        Purchase of investment securities, available for sale..........................         (11,995)           (1,000)
        Proceeds from sales of mortgage backed securities, available for sale..........               0             1,473
        Proceeds from maturities of mortgage-backed securities, available for sale.....             767               777
        Proceeds from sales of investment securities, available for sale...............             234             6,736
        Proceeds from maturities of investment securities, available for sale..........          14,941             3,000
        Participation loans purchased..................................................            (293)           (1,345)
        Participation loans sold.......................................................               0             2,078
        Proceeds from sale of foreclosed real estate...................................               0               113
        Loan disbursements.............................................................         (18,736)          (13,484)
        Loan repayments................................................................          14,326             7,806
        Property and equipment expenditures............................................             (20)              (10)
        Investments in joint ventures..................................................            (242)              (52)
                                                                                           -------------     -------------
Net cash provided by (for) investing activities........................................          (3,901)            6,092
                                                                                           -------------     -------------
Cash flows from financing activities:
        Deposit receipts...............................................................         144,666            90,162
        Deposit withdrawals............................................................        (123,561)          (95,363)
        Interest credited to deposit accounts..........................................           3,122             2,860
        Proceeds of borrowed money.....................................................               0             2,000
        Repayment of borrowed funds....................................................               0            (9,708)
        Decrease in advance payments by borrowers for taxes and insurance..............          (1,153)           (1,098)
        Proceeds from exercise of stock options........................................             485                12
        Purchase of treasury stock.....................................................               0                (8)
        Dividends paid on common stock.................................................            (544)             (502)
                                                                                           -------------     -------------
Net cash provided by (for) financing activities........................................          23,015           (11,645)
                                                                                           -------------     -------------
Increase in Cash and cash equivalents..................................................          20,971            (4,027)
Cash and cash equivalents at beginning of period.......................................          13,890            11,680
                                                                                           -------------     -------------
Cash and cash equivalents at end of period ............................................   $      34,861             7,653
                                                                                           =============     =============
Cash paid during the period for:
        Interest.......................................................................   $       3,952             3,989
        Income taxes...................................................................               7                 4
                                                                                           =============     =============


See notes to consolidated financial statements.

SOUTHWEST BANCSHARES, INC.

Notes to Consolidated Financial Statements
------------------------------------------

1.       Statement of Information Furnished
-------------------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and the cash flows for the three months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Southwest Bancshares, Inc. and its consolidated subsidiaries Southwest Federal Savings and Loan Association of Chicago and Southwest Bancshares Development Corporation. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company's Form 10-K/A-1 for the year ended December 31, 1997.

2.       Earnings Per Share
---------------------------

         Southwest Bancshares, Inc. presents earnings per share on a basic and a diluted basis. Earnings per share were computed by dividing net income by the average number of common equivalent shares outstanding during the period.
Common equivalent shares include shares issuable under the stock option plans.

3.       Impact of New Accounting Standards
-------------------------------------------

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No. 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

         Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

         Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement

         Employers' Disclosures about Pension and Other Employee Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. The Company has not yet determined the impact of adopting this statement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the Association's deposits and proceeds from principal and interest payments on loans and mortgage-backed securities, advances from the FHLB-Chicago and proceeds from the maturity of investments. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. As of March 31, 1998 the Association had outstanding loan commitments of $16.9 million, with an average interest rate of 7.54%, of which the majority were fixed-rate loans. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totalled $97.5 million. Based upon the Association's experience, management believes that a significant portion of such deposits will remain with the Association.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $1.9 million for the three months ended March 31, 1998 as compared to $1.5 million for the three months ended March 31, 1997. Net cash provided for investing activities was $3.9 million for the three months ended March 31, 1998 as compared to $6.1 million provided by investing activities in the comparable period of 1997. Net cash provided by financing activities was $23.0 million for the three month period ended March 31, 1998, as compared to $11.6 million provided for financing activities for the three month period ended March 31, 1997, resulting from increased deposit receipts of $144.7 million in the 1998 period, compared to $90.2 million for the 1997 period.

The primary investment activity of the Company is the origination of mortgage loans and the purchase of mortgage-backed and mortgage-related securities. The Company disbursed $18.7 million in mortgage loans for the three month period ended March 31, 1998 as compared to $13.5 million for the same three month period of 1997. The Company also purchased $293,000 in participation loans for the three month period ended March 31, 1998 as compared to $1.3 million in the comparable period of 1997 and sold no participation loans during the three month period ended March 31, 1998 while selling $2.1 million in participation loans during this same period of 1997. The Company purchased $12.0 million of investment securities and $2.9 million of mortgage-backed securities during the three months ended March 31, 1998 as compared to $1.0 million in investment securities and no mortgage-backed securities in the same period of

1997. No sales of mortgage-backed securities were conducted during the three month period ended March 31, 1998 as compared to sales of $1.5 million in the same three month period of 1997. Proceeds from sales of investment securities of $234,000 in the three month period ended March 31, 1998 compares to $6.7 million in the three month period ended March 31, 1997. Proceeds from maturities of mortgage-backed securities of $767,000 during the three month period ended March 31, 1998 compares to $777,000 for the same period of 1997 and proceeds from maturities of investment securities of $14.9 million during the three month period ended March 31, 1998 compares to $3.0 million in the same period of 1997.

The Association is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Association's liquidity ratio was 20.07% at March 31, 1998.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and cash equivalents totalled $34.9 million.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. The core capital requirement was effectively increased to 4% since OTS regulations stipulate that an institution with less than 4% core capital will be deemed to be "undercapitalized". As of March 31, 1998, the Association's actual capital percentages for tangible capital of 7.94%, core capital of 7.94%, and current risk-based capital of 13.97% significantly exceed the regulatory requirement for each category. In addition, under the OTS's prompt corrective action regulations, the Association is considered a "well capitalized" institution.

Mortgage-Backed Securities - As part of its asset and liability management strategy and to complement its mortgage lending and investment activities, the Company invests in mortgage-backed and mortgage-related securities. The Company has designated its entire portfolio of mortgage-backed and mortgage-related securities as "available for sale", which are accounted for at fair market value, and unrealized gains or losses are reported net of taxes as a separate component of stockholders' equity.

As of March 31, 1998, all of the mortgage-backed and mortgage-related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency and are typically rated in one of the two highest rated categories by a nationally recognized rating agency.

Consistent with its asset and liability management strategy, $19.5 million or 85.13% of the Company's mortgage-backed and mortgage-related securities have adjustable interest rates, thereby reducing the impact of changing interest rates on these securities. However, because these securities are subject to prepayments, the Company's yield on this portfolio could be adversely affected if significant prepayments occur.

Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") purchased by the Company are not classified as "high risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of CMO and REMIC securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs and REMICs to determine whether they are high risk or non-high risk securities. All CMOs and REMICs are subjected to this stress test quarterly and at March 31, 1998, all were considered to be low risk securities.

Non-Performing Assets - The following table sets forth information regarding loans which are 90 days or more delinquent. The Association continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 1998 there were no other known problem assets except as included in the table below.


                             NON-PERFORMING ASSETS
                            (Dollars in Thousands)
                                  (Unaudited)


------------------------------------------------------------------------------------------------------
                                            March 31,   Dec. 31,    Sept. 30,   June 30,    March 31,
                                              1998        1997        1997       1997         1997
------------------------------------------------------------------------------------------------------

Non-accrual delinquent
mortgage loans......................        $   639     $   671     $   761     $ 1,133     $   671

Total real estate owned,
net of related allowance
for loan losses.....................              0           0           0           0           0
                                         -------------------------------------------------------------

Total non-performing assets.........        $   639     $   671     $   761     $ 1,133     $   671
                                         =============================================================

Allowance for loan losses...........        $   781     $   775     $   769     $   763     $   757

Total non-performing
assets to total assets..............           0.16%       0.18%       0.20%       0.30%       0.18%

Total non-performing
loans to gross loans................           0.23%       0.24%       0.27%       0.40%       0.24%

Allowance for loan losses
to total non-performing loans.......         122.22%     115.50%     101.05%      67.34%     112.82%

Amount of interest that would have
been recorded on a non-accrual
basis if loans had been current
within their original terms.........        $30,000     $28,000     $38,000     $43,000     $26,000

                           Interest Rate Sensitivity

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Association has assumed that its passbook savings, NOW and money market accounts, which totalled $107.6 million at March 31, 1998, are withdrawn at the annual percentage rates of 6%, 38% and 16%, respectively. These withdrawal rates, as well as loan prepayment assumptions, are based on the Association's historical experience regarding loan prepayments and deposit withdrawals.

                                                               At March 31, 1998
                                           ------------------------------------------------------
                                                                         More Than    More Than
                                               0-3            4-12     One Year to   Three Years
                                             Months          Months    Three Years  to Five Years
                                           ----------      ---------   -----------  -------------
                                                           (Dollars in thousands)
Interest-earning assets:
    Mortgage loans (1)...................  $   17,049        25,284         57,324         43,249
    Other loans (1)......................       7,950          --               52           --
    Interest-bearing deposits............      27,816           100           --             --
    Mortgage-backed securities...........      19,831           292            648            497
    Investment securities................       6,985         7,500          7,100           --
                                           ----------      --------    -----------    -----------
       Total interest-earning assets.....      79,631        33,176         65,124         43,746


Less:
    Unearned discount and
     deferred fees.......................        (185)         (274)          (621)          (469)
                                           ----------      --------    -----------    -----------
       Net interest-earning assets.......  $   79,446        32,902         64,503         43,277
                                           ==========      ========    ===========    ===========

Interest-bearing liabilities:
    Passbook accounts....................  $      741         2,177          2,799          2,625
    NOW accounts.........................       2,508         6,216          7,687          2,053
    Money market accounts................       1,500         4,276          5,144          4,385
    Certificate accounts.................      46,965        50,565        102,109           --
    Borrowed funds.......................       5,500        17,700          9,450          1,200
                                           ----------      --------    -----------    -----------
       Total interest-bearing
        liabilities......................  $   57,214        80,934        127,189         10,263
                                           ==========      ========    ===========    ===========

    Interest sensitivity gap.............  $   22,232       (48,032)       (62,686)        33,014
    Cumulative interest sensitivity gap..  $   22,232       (25,800)       (88,486)       (55,472)
    Cumulative interest sensitivity gap
     as a percentage of total assets.....        5.66 %       (6.57)        (22.52)        (14.12)
    Cumulative net interest-earning
     assets as a percentage of interest
     sensitive liabilities...............      138.86 %       81.32          66.65          79.87

                                                          At March 31, 1998
                                         --------------------------------------------------
                                           More Than    More Than
                                          Five Years     10 Years      More Than
                                         to 10 Years   to 20 Years     20 Years      Total
                                         -----------   -----------    ----------   ---------
                                                        (Dollars in thousands)
Interest-earning assets:
    Mortgage loans (1)...................     67,653        51,197        8,586     270,342
    Other loans (1)......................       --            --           --         8,002
    Interest-bearing deposits............       --            --           --        27,916
    Mortgage-backed securities...........        817           720          166      22,971
    Investment securities................     20,000          --           --        41,585
                                         -----------   -----------    ---------   ---------
       Total interest-earning assets.....     88,470        51,917        8,752     370,816

Less:
    Unearned discount and
     deferred fees.......................       (733)         (555)         (92)     (2,929)
                                         -----------   -----------    ---------   ---------
       Net interest-earning assets.......     87,737        51,362        8,660     367,887
                                         ===========   ===========    =========   =========

Interest-bearing liabilities:
    Passbook accounts....................      2,461         2,307       34,667      47,777
    NOW accounts.........................      2,756         1,511          257      22,988
    Money market accounts................      3,739         3,188       14,644      36,876
    Certificate accounts.................       --            --           --       199,639
    Borrowed funds.......................       --            --           --        33,850
                                         -----------   -----------    ---------   ---------
       Total interest-bearing
        liabilities......................      8,956         7,006       49,568     341,130
                                         ===========   ===========    =========   =========

    Interest sensitivity gap.............     78,781        44,356      (40,908)     26,757
    Cumulative interest sensitivity gap..     23,309        67,665       26,757
    Cumulative interest sensitivity gap
     as a percentage of total assets.....       5.93         17.22         6.81
    Cumulative net interest-earning
     assets as a percentage of interest
     sensitive liabilities...............     108.19        123.21       107.84

--------

(1) For purposes of the gap analysis, mortgage and other loans are reduced for nonperforming loans and undisbursed loan proceeds but are not reduced by the allowance for loan losses. At March 31, 1998, nonperforming loans and undisbursed loan proceeds totalled $639,000 and $4.6 million, respectively.

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

                             Average Balance Sheet

The following table sets forth certain information relating to the Company's consolidated statements of financial condition for the periods indicated and reflects the average yield on assets and average cost of liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields


                                                               Three Months Ended March 31,
                                            ------------------------------------------------------------------       At March 31,
                                                        1998                                1997                        1998
                                            --------------------------------   ------------------------------- ---------------------
                                            Average                 Average    Average               Average               Average
                                            Balance     Interest  Yield/Cost   Balance   Interest   Yield/Cost  Balance   Yield/Cost
                                            --------    --------  ----------   -------   --------   ----------  -------   ----------
Assets:
Interest-earning assets:
       Mortgage loans, net...............   $263,153     $5,497       8.36%   $258,060    $5,493        8.51%   $267,287       7.96%
       Other loans.......................      8,641        189       8.75       7,357       157        8.54       8,002       8.81
       Mortgage-backed securities........     21,155        338       6.39      32,198       535        6.65      22,955       6.38
       Interest-bearing deposits.........     25,665        425       6.62       6,095        93        6.10      27,916       5.25
       Investment securities.............     41,609        586       5.63      52,401       777        5.93      41,585       5.91
                                            --------    --------  ---------   --------    -------     -------   ---------    -------
                 Total interest-earning
                   assets................    360,223      7,035       7.81     356,111     7,055        7.92     367,745       7.44
Non-interest earning assets..............     28,356                            23,135                            25,217
                                            --------                          --------                          ---------
                 Total assets............   $388,579                          $379,246                          $392,962
                                            ========                          ========                          =========

Liabilities and retained earnings:
Interest-bearing liabilities:
       Deposits:
            Passbook.....................     46,803        306       2.62      47,277       355        3.00      47,777       2.51
            Certificate..................    191,487      2,712       5.67     172,640     2,377        5.51     199,639       5.71
            NOW and money market accounts     60,219        413       2.74      59,473       466        3.13      59,864       2.66
       Borrowed funds:
            FHLB advances and other......     33,850        564       6.66      51,379       814        6.34      33,850       6.67
                                            --------    --------  ---------   --------    -------     -------   ---------    -------
                 Total interest-bearing
                  liabilities............    332,359      3,995       4.81     330,769     4,012        4.85     341,130       4.82
Other liabilities........................     11,817                             8,507                             6,171
                                            --------                          --------                          ---------
                 Total liabilities.......    344,176                           339,276                           347,301
Stockholders' equity.....................     44,403                            39,970                            45,661
                                            --------                          --------                          ---------
                 Total liabilities and
                  stockholders' equity...   $388,579                          $379,246                          $392,962
                                            ========                          ========                          =========

Net interest income/interest
 rate spread (1).........................                 3,040       3.00                 3,043        3.07                   2.62
Net earning assets/net interest
 margin (2)..............................    $27,864                  3.38%    $25,342                  3.42%                  2.97%
                                            ========              =========   ========                =======                =======
Ratio of interestearning assets to
 interest-bearing liabilities............       1.08x                             1.08x                             1.08x
                                            ========                          ========                          =========

    (1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
    (2) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

FINANCIAL CONDITION

The assets of the Company increased $24.7 million, or 6.70%, to $393.0 million at March 31, 1998 from $368.3 million at December 31, 1997. This increase primarily resulted from a $21.0 million increase in cash and interest-bearing deposits, a $2.0 million increase in mortgage-backed securities, available for sale, and a $4.7 million increase in net loans receivable, all partially offset by the $5.0 million decrease in U.S. Government and agency obligations, available for sale.

During the three month period ended March 31, 1998, cash and interest-bearing deposits increased by $21.0 million, or 150.98%, to $34.9 million at March 31, 1998 from $13.9 million at December 31, 1997. U.S. Government and agency obligations, available for sale, decreased $3.0 million, or 7.36%, to $36.3 million at March 31, 1998 from $41.4 million at December 31, 1997, primarily as a result of not fully reinvesting the entire proceeds from maturing securities.

Mortgage-backed securities, available for sale increased $2.0 million, or 9.79%, to $23.0 million at March 31, 1998 from $21.0 million at December 31, 1997, as a result of purchases of $2.9 million which were offset by maturities of $767,000.

Loans receivable increased $4.7 million, or 1.74%, to $275.3 million at March 31, 1998 from $270.6 million at December 31, 1997. This increase primarily from funding $19.0 million in new loans and participation loan purchases, offset by loan repayments of $14.3 million.

The Association had no foreclosed real estate at March 31, 1998 or December 31, 1997.

Savings deposits at March 31, 1998 increased by $24.2 million, or 8.56%, to $307.3 million as compared to $283.1 million at December 31, 1997, primarily as a result of a special rate on an 18 month CD offered during the first quarter of 1998.

Borrowed money remained at $33.9 million at March 31, 1998 as well as at December 31, 1997.

Stockholders' equity increased $1.7 million, or 3.70%, to $45.7 million at March 31, 1998 from $44.0 million at December 31, 1997, primarily as a result of net income of $1.2 million, along with the $485,000 proceeds from the exercise of stock options and $630,000 in tax benefits related to employee stock plans which were partially offset by the dividend payment of $544,000 and the $207,000 net decrease in the securities valuation adjustment.

ANALYSIS OF OPERATIONS

Net income of $1.2 million for the three months ended March 31, 1998 increased by $189,000, or 18.98%, from $1.0 million for the three month period ended March 31, 1997. The increase is primarily attributable to the increase in non-interest income of $323,000, due to increased income from joint ventures and gain on sale of securities, which was partially offset by the increase in the provision for federal and state income taxes of $127,000.

Interest income remained stable at $7.0 million for both three month periods ending March 31, 1998 and 1997. The 1998 quarter reflected a slight decrease of $20,000 as the increase in the balance of loans receivable and interest-bearing deposits tempered the lower interest rates.

Interest expense also remained stable at $4.0 million for each of the three month periods ended March 31, 1998 and 1997. The 1998 quarter reflected a slight decrease of $17,000 as the reduced interest expense on borrowed money was more than offset by the increased cost of interest on deposits.

The Association calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. As a result of this review, loan loss provisions are recorded. A provision of $6,000 was established for the three months ended March 31, 1998, which is the same as the $6,000 provision established for the three months ended March 31, 1997. The ratio of non-performing loans to total loans was .23% as of March 31, 1998 as compared to
 .24% at December 31, 1997. The allowance for loan losses to non-performing loans was 122.22% as of March 31, 1998 as compared to 115.50% as of December 31, 1997. Management believes its provision for loan losses is adequate, given the risks inherent in its loan portfolio and the current regulatory and economic environment. Although the Association believes its allowance for losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

          Activity in the allowance for loan losses for all periods presented in the consolidated income statement is included in the following table.



                           ALLOWANCE FOR LOAN LOSSES
                            (Dollars in Thousands)

                                   Three Months Ended
                                       March 31,
                                   ------------------

                                     1998       1997
                                    -----      -----
Balance at beginning of period....  $ 775      $ 763
Provision for loan losses.........      6          6
Write downs charged to allowance..      0          0
Recoveries of amounts previously
 charged off......................      0          0
                                    -----      -----
Balance at end of period..........  $ 781      $ 769
                                    =====      =====

Non-interest income increased $323,000, or 114.54%, to $605,000 for the quarter ended March 31, 1998 from $282,000 for the three month period ended March 31, 1997. This increase is primarily the result of increases in joint venture income of $139,000, gain on sale of securities available for sale of $163,000 and miscellaneous income of $33,000, which was partially offset by the reduction in fees and service charges of $12,000.

Non-interest expense for the three months ended March 31, 1998 and 1997 remained stable at $1.8 million for both periods. For the 1998 quarter the decrease of $124,000 in compensation and employee benefits was partially offset by increases in data processing expenses of $54,000; legal, audit and examination services of $52,000; and other operating expenses of $24,000. The increased data processing and legal expenses were preparatory expenses relating to the impending merger.

The provision for federal and state income taxes increased $127,000, or 24.38%, for the first quarter of 1998 as a result of the increase in pre-tax income of $316,000, or 20.83%. The provision was increased to $648,000 for the three month period ended March 31, 1998 from $521,000 for the three month period ended March 31, 1997.

RECENT DEVELOPMENTS

Thrift Rechartering Legislation. The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Company is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. See Form 10-K/A-1 for the fiscal year ended December 31, 1997 for a discussion of the proposed legislation.

On December 17, 1997 the Company announced the signing of a definitive agreement to merge with Alliance Bancorp (NASDAQ/ABCL) of Hinsdale, Illinois, the parent holding company of Liberty Federal Bank, also headquartered in Hinsdale. This agreement, subject to shareholder approval of both institutions, is expected to be completed in the second quarter of 1998.

On February 11, 1998 the Company announced a quarterly cash dividend of 20 cents per share which was paid on March 11, 1998 to shareholders of record on February 25, 1998.

The Company has established June 30, 1998 as the date of its annual meeting to be held at 9:30 A.M. at The Oak Lawn Hilton Hotel, 9333 South Cicero Avenue, Oak Lawn, Illinois. The record date for voting at the annual meeting is May 14, 1998.

On May 8, 1998 the Company announced a quarterly cash dividend of 20 cents per share to be paid on June 16, 1998 to shareholders of record on June 1, 1998.

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


                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------

                                                        1998       1997
                                                     ----------  ---------
                   Weighted-average number of
                      common shares outstanding
                      used in basic earnings per
                      share calculation............   2,725,514  2,638,422
                   Add common stock equivalents
                      for shares issuable under
                      Stock Option Plan............           0    116,996
                                                      ---------  ---------
                   Weighted-average number of
                      shares outstanding adjusted
                      for common stock equivalent..   2,725,514  2,755,418
                                                      =========  =========


                   Net income......................  $1,185,000    996,000
                                                      =========  =========

                   Basic earnings per share........  $      .43        .38

                   Diluted earnings per share......  $      .43        .36

              27.0  Financial Data Schedule (filed herewith)

               b.  Report on Form 8-K

                   None

 *Incorporated herein by reference into this document from the Exhibits to Form
  S-1, Registration Statement, and Pre-Effective Amendment No. 1, filed on March 13, 1992 and April 24, 1992, respectively, Registration No. 33-46409.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Southwest Bancshares, Inc.


Dated:   May 15, 1998                 By:  /s/ Richard E. Webber
         ------------                      ---------------------
                                           Richard E. Webber
                                           President and Chief Financial Officer